Form 10-K
period 2013-12-31
Key Link Assets Corp.
filed 2014-04-15
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 333-190836

KEY LINK ASSETS CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation)	27-3439423 (I.R.S. Employer Identification No.)

216 South Jefferson, Suite LL1, Chicago, IL 60661 (Address of principal executive offices including zip code)

312-397-9300, Extension 204 (Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes  [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

[  ] Yes  [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: Not Applicable

As of April 15, 2014 the registrant’s outstanding common stock consisted of 14,702,250 shares.

Forward Looking Statements

This Report contains certain forward-looking statements. The Company will also provide forward-looking statements in other materials which are released to the public, as well as oral forward-looking statements. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “will,” “plans,” “future,” “continuing,” “ongoing,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

This Report includes forward-looking statements relating to, among other things: changes to the total closed store reserve; uses of cash; ability to borrow under commercial paper program and/or bank credit facilities; sufficiency of liquidity; repayment of borrowings and debt reduction; interest expense; indemnification obligations; dividend payments on common stock; cash capital expenditures; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan expense and contributions; obligations and contributions under benefit plans; the rate of return on pension assets; amounts to be recognized as a component of net periodic benefit cost; results of shrink programs; unrecognized tax benefits; amount of indebtedness; unrecognized compensation cost; repurchases of common stock. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•

General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

•

Sales volume levels and price per item trends;

•

Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•

Results of our programs to control or reduce costs, improve buying practices and control shrink;

•

Results of our programs to increase sales;

•

Results of our continuing efforts to expand corporate brands;

•

Results of our programs to improve our perishables departments;

•

Results of our promotional programs;

•

Results of our capital program;

•

Results of our efforts to improve working capital;

•

Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;

•

The resolution of uncertain tax positions;

•

The ability to achieve satisfactory operating results in all geographic areas where we operate;

•

Changes in the financial performance of our equity investments;

•

Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•

Failure to fully realize or delay in realizing growth prospects for existing or new business ventures,

•

Legislative, regulatory, tax, accounting or judicial developments,

•

The cost and stability of fuel, energy and other power sources;

•

The impact of the cost of fuel on gross margin and identical-store sales;

•

Loss of a key member of senior management;

•

Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•

The rate of return on our pension assets;

•

The availability and terms of financing, including interest rates;

•

Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•

Data security or other information technology issues that may arise;

•

Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•

Adverse weather conditions and effects from natural disasters;

•

Performance in new business ventures or other opportunities that we pursue; and

•

The capital investment in and financial results from our stores.

All forward-looking statements speak only as of the date of this Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Potential investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that, should conditions change or should any one or more of the risks or uncertainties materialize or should any of the underlying assumptions of the Company prove incorrect, actual results may differ materially from those projected in the forward-looking statements as a result of various factors, some of which are unknown.

This Report includes market and industry data that we have developed from publicly available information, various industry publications and other published industry sources which we believe to be reliable and our internal data and estimates. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions. Upon request, the Company will provide copies of such sources cited herein at a nominal cost.

PART I

Item 1. Business

Industry Overview

Our business plan is to acquire small and medium grocery stores in non-urban locales that are not directly served by large national supermarket chains.

The U.S. retail grocery market includes a variety of distribution channels, from small grocery shops and convenience stores to supermarkets, specialty and natural food stores, warehouse stores and supercenters. According to Willard Bishop's June 2013 publication, The Future of Food Retailing, the U.S. retail market for groceries and consumables was approximately $1.11 trillion in 2012. We will operate in the traditional supermarket channel, which accounted for nearly 47% of the retail grocery market in 2012. Total grocery sales were over $517.7 billion in 2012.

In The Future of Food Retailing, traditional supermarkets are defined as those offering a full line of groceries, meat and produce, with at least $2 million in annual sales, and no more than 15% of sales in general merchandise or health and beauty care. According to Willard Bishop's June 2013 publication, The Future of Food Retailing, the average traditional supermarket in the U.S. is approximately 53,509 square feet in size, carries 45,000 stock-keeping units (“SKUs”) and generates over $15 million in revenue each year. They typically carry anywhere from 15,000 to 60,000 SKUs, and may have a deli, bakery or pharmacy. In 2012, according to The Future of Food Retailing, there were 25,821 traditional supermarkets in the U.S. Traditional supermarkets have struggled to recover from the recession and continue to lose market share as consumers search for lower prices in the interest of reducing spending, or shift shopping trips to limited-assortment stores (which offer a limited number of SKUs), supercenters, and wholesale clubs. It is projected in The Future of Food Retailing that traditional supermarket sales will contract at an annual rate of 1.6% through 2017, and market share will have dropped to 44.9% in 2017, from 46.5% in 2012. However, in 2012 traditional supermarkets saw a sales increase of 3.4%, with a 1% decrease in the number of stores, according to The Future of Food Retailing, and average weekly sales in 2012 for a traditional supermarket was $324,171.

The U.S. grocery industry, which is not immune to general economic downturns, has historically been characterized by low profit margins. The U.S. grocery industry is also susceptible to food inflation. It is predicted in The Future of Food Retailing that food inflation will average 3.0% over the next five years and that traditional supermarkets will not keep pace, with an annual sales growth rate of -0.2%.

Some of the current trends in the grocery industry include:

Emphasis on Value - According to the Food Marketing Institute’s report Grocery Shopper Trends 2012, consumers reported that what matters most to them when choosing a primary store, aside from convenience, are lower prices in general and lower prices on specific items. With the economic downturn, consumers appear to be are adopting value-seeking habits.

Increasing Focus on the Customer Shopping Experience - Supermarkets are focused on enhancing the consumer's shopping experience as a point of differentiation and being more responsive to consumer preferences through their consumer interactions and product offerings.

Growing Importance of Prepared Foods - Prepared meal solutions have become an increasingly important offering by food retailers as consumers have reduced their spending on meals away from home in response to recent economic pressures.

Increasing Private Label Offerings - Consumers have continued to turn to private label products as part of their focus on value. Supermarkets are increasingly developing and promoting private label brands to distinguish themselves from their competitors and promote customer loyalty, as well as to enhance margins.

Focus on Perishables - A growing consumer focus on healthy eating has prompted food retailers to provide an enhanced offering of fresh foods and natural and organic products. Increased demand for perishables has led to additional supply, improving the distribution and selection of these products.

Emphasis on Convenience - Over the last decade, convenience of store location and format has emerged as one of the central drivers of consumer shopping decisions. Contributing to this effect, high fuel prices have encouraged consumers to seek shopping locations in close proximity to their homes over long trips to more remote retailers. Other industry trends, such as increasing demand for prepared and perishable foods, reward convenient store locations with high frequency shopping patterns.

Increased use of Technology - Consumers are increasingly using technology as part of their shopping experience. According to Grocery Shopper Trends 2012, 52% of consumers use technology in grocery shopping, including online coupons, mobile technology to keep lists and find recipes, and checking prices at various stores online. Much of consumers’ technology use is related to discovering the best value.

Increasing Online Grocery Sales - According to the December 17, 2013 edition of the Supermarket News, online grocery sales are expected to grow by approximately 20%, from 3.3% of total grocery sales in 2013 to 4.0% of sales in 2014. Traditional retailers with an e-commerce presence currently account for about 70% to 75% of online grocery sales today, with the rest of the 25% to 30% share coming from pure-play e-commerce companies like FreshDirect and Amazon.

Focus on multicultural offerings - According to the December 17, 2013 edition of the Supermarket News, an increasingly culturally diverse customer population, coupled with a need to differentiate their product offerings from those of their competitors, has motivated some grocery stores to offer a wider variety of products.

Description of Business

The Company

We were incorporated on May 13, 2010 in the State of Delaware. We have no subsidiaries.  The Company has not been the subject of any bankruptcy, receivership or similar proceedings or any reclassification, merger or consolidation proceedings.

Our independent auditors have indicated, in their report on our December 31, 2013 and 2012 financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The going concern consideration is based on the Company’s absence of revenues to date.

Our principal offices are located at 216 S. Jefferson Street, Suite LL1, Chicago, Illinois 60661. Our telephone number is (312) 397-9300, Extension 204.

The original purpose of the Company was to acquire a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company abandoned its original business plan because of the absence of a sufficient number of suitable properties available for purchase at prices which would allow the business plan to succeed considering the state of the real estate market, challenges related to decreased consumer confidence and the weakened economic conditions in general. The Company has changed its focus and now plans to acquire small and medium-sized grocery stores that have a dominant presence in non-urban markets not directly served by large national supermarket chains, wholesale clubs or supercenters.

The Company is a development stage company and is subject to the risks associated with development stage companies. As of the date of this report, the Company has not yet acquired any grocery stores or commenced operations. The Company's primary activities since incorporation have been organizational in nature and related to the Company’s formation and registration statement and development of its business plan. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage.

The Company has no current plans, proposals or arrangements, written or otherwise, to acquire any grocery stores. The Company has not identified any potential acquisition targets.

Business Strategy

The Company plans to acquire small and medium-sized grocery stores that are the dominant presence in their non-urban markets. By acquiring stores that are situated in less competitive locales that are not directly served by large national supermarket chains, wholesale clubs and supercenters, the Company anticipates that it will be able to achieve financial returns that meet or exceed industry norms because stores in less competitive locales will be under less pressure to heavily discount their prices.

The implementation of our business plan is subject to obtaining funding to hire personnel and begin acquiring grocery stores. We may obtain funding through a public or private offering of securities, commercial financing, loans from officers or directors or a combination of these means. We have not yet made plans to conduct a securities offering, obtain commercial financing or a private loan. We will not be able to begin implementing our business plan until we have secured financing to begin operations. Funds necessary to implement our business operations may not be available in amounts necessary or at all. As acquisitions occur, we anticipate that we will be able to fund expansion with the revenue generated from operations. In the meantime, if we are unable to secure sufficient funding to initiate our business plan, we will postpone the implementation of our business plan as currently developed or reduce or curtail operations until sufficient funding becomes available.

The Company plans to acquire grocery stores that are approximately 15,000 to 20,000 square feet in size and generating $5 to $8 million in revenue each year. Ideally, the acquisitions will be clustered regionally, which will allow the Company to centralize certain operational functions, including purchasing and marketing. The centralization of these functions should provide the consolidated stores with the critical mass and leverage to demand enhanced service and financial concessions from its distributors and marketing vendors. The representative store will have had a long-standing presence in its community and a history of stable financial performance. Many of these stores will have been family owned and operated. The Company expects to acquire most of its grocery stores from owners looking for a financial exit strategy. The Company believes that there is not a robust market for the sale of such properties and that the lack of bids for such properties will allow it to acquire such grocery stores for little more than the value of their equipment and inventory. Ideally, the Company will acquire grocery stores from owners who will continue to manage the stores as employees of the Company. If the former owners elect not to manage the stores on behalf of the Company, the Company will either promote qualified new managers from the pool of existing employees of the grocery store or hire experienced managers from outside the Company

The Company will seek to drive additional customer traffic to its acquired grocery stores and expand their operating margins through the introduction of new products and services to those stores that lack them, including:

•

Pharmaceutical services

•

Floral departments

•

Gasoline and other automotive products

•

Prepared foods

•

Lottery service, where appropriate

•

Alcoholic beverages (beer, wine and spirits), where appropriate

The Company’s ability to add pharmacies and floral departments will be dependent upon its ability to hire qualified personnel and comply with applicable laws and regulations. Local regulations may restrict its ability to sell gasoline and other automotive products.

Proposed Products to be Sold at Grocery Stores

The Company’s stores will sell non-perishable, perishable and non-food products. Most of the products are expected to be nationally and regionally advertised brands. Perishable product sales also typically generate higher gross margins than non-perishable products. The products will likely include the following categories:

•

Grocery, frozen and dairy

•

Produce

•

Meat and seafood

•

Bakery

•

Deli, cheese and prepared foods

•

Floral

•

Beer, wine and spirits

•

Health and beauty care

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our budget for the twelve months following the effectiveness of our Registration Statement is based on implementing operations at a conservative level, which will be funded by a revenues generated from operations (after acquisitions occur) or, in the meantime, public or private offering of securities, commercial financing, loans from officers or directors or a combination of these means. We have not yet made plans to conduct a securities offering or obtain commercial financing. Our five major shareholders have made a commitment to loan up to an aggregate of $15,000 to cover the costs incurred by the Company to maintain compliance with its SEC reporting requirements for the one-year period following the effectiveness of its registration statement, which commitment letter is attached as Exhibit 10.11 to the registration statement. Funds necessary to achieve our proposed milestones and implement our business operations may not be available in amounts necessary or at all. We will not be able to begin implementing our business plan until we have secured financing to begin operations. The unavailability of additional financing could prevent or delay implementation of the Company’s business plan and may require the Company to curtail or terminate its operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. The costs associated with this registration statement and the operation of the Company as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Subject to securing financing to commence operations, we plan to complete our milestones as follows:

0 to 3 Months

The Company plans to recruit an experienced Chief Operating Officer with expertise in the acquisition and management of grocery stores. Candidates for the position will be offered a base salary of $50,000 and incentive compensation (a combination of stock options and cash bonuses) tied to the overall profitability of the Company. The precise details of the incentive compensation and the targeted profitability that would trigger the payment of the incentive compensation have not yet been determined.

The Company will initially focus its acquisition efforts on acquiring stores in the Chicago metropolitan area. The Company expects to acquire most of its grocery stores from owners looking for a financial exit strategy. The Company believes that there is not a robust market for the sale of such properties and that the absence of competing bids will allow it to acquire grocery stores for little more than the value of their equipment and inventory. The Company will not open new grocery stores.

The Company anticipates that its acquisitions will be made with a combination of deferred payment, notes payable to the former owner(s) and equity. None of the Company’s initial acquisitions will be made with cash. At this time it is impossible to predict with any degree of certainty the costs of any such acquisitions. Such acquisition costs will be dependent upon many factors which are currently unknown including, without limitation, the size of the store to be acquired, its historical financial results and whether the store is a stand-alone store or part of a grocery store chain.

Ideally, the Company will acquire grocery stores from owners who will continue to manage the store as employees of the Company. If the former owners elect not to manage the stores on behalf of the Company, the Company will either promote qualified new managers from the existing employees of the store or hire experienced managers from outside the Company.

The officers and directors of the Company have agreed to defer any compensation until the Company is cash flow positive.

The anticipated expenditures for the first three months subsequent to the effectiveness of the Company’s Registration Statement include: $29,000 for the offering costs associated with the Company’s registration statement; $2,000 for the purchase of a computer, a printer and accounting software; $7,000 (six weeks’ compensation) for a Chief Operating Officer; $500 for legal fees; $4,500 for part-time administrative personnel; and $2,000 for expenses incurred in the search for and investigation of potential acquisition opportunities.

4 to 6 Months

The Company expects to complete its initial acquisition of an operating grocery store during this period, at which time it is expected to begin to generate revenue. The acquisition will be financed with a combination of deferred compensation, notes payable to the former owner(s) and equity. The Company will not pay cash for any of the acquisitions that it makes during the year after the effectiveness of the Registration Statement.

The Company will begin to assemble a network of grocery industry consultants to search for potential acquisitions. The compensation of the consultants will be directly tied to their ability to identify and close desirable acquisitions and the post-acquisition performance of those acquisitions.

The anticipated expenditures for this three-month period include: $4,000 for accounting and legal expenses associated with the Company’s compliance with SEC reporting requirements; $12,000 for a Chief Operating Officer; $1,000 for legal fees; $4,500 for part-time administrative personnel; $2,000 for marketing activities, and $4,000 for expenses incurred in the search for and investigation of potential acquisition opportunities.

7 to 9 Months

The Company expects to make a second acquisition during this period.  The anticipated expenditures for this three-month period include $4,000 for accounting and legal expenses associated with the Company’s compliance with SEC reporting requirements; $12,000 for a Chief Operating Officer, $2,000 for legal fees; $9,000 for full-time administrative personnel; $4,000 for marketing activities; and $7,000 for expenses incurred in the search for and investigation of potential acquisition opportunities.

10 to 12 Months

The Company expects to make a third acquisition during this period. The anticipated expenditures for this three-month period include $4,000 for accounting and legal expenses associated with the Company’s compliance with SEC reporting requirements; $12,000 for a Chief Operating Officer; $2,000 for legal fees; $9,000 for full-time administrative personnel; $12,000 for a full-time Purchasing Manager; $5,000 for marketing activities; and $9,000 for expenses incurred in the search for and investigation of potential acquisition opportunities.

Any line item amounts not expended completely will be held in reserve as working capital and subject to reallocation to other line item expenditures as required for ongoing operations.

All milestones are subject to securing financing to commence operations. The Company will undertake to achieve subsequent milestones only to the extent that sufficient funding is available. The Company does not have any commitments or arrangements to obtain any such funds, and there can be no assurance that required financing will be available to the Company on acceptable terms, if at all. The unavailability of additional financing could prevent or delay the implementation of the Company’s business plan and may require the Company to curtail or terminate its operations. If at any time during the first year of operations, the Company has not generated sufficient revenue or funds are otherwise unavailable to continue its business plan, it will temporarily defer equipment, personnel, marketing and development expenses until sufficient funds become available and in the meantime will expend only those funds as available and as required to maintain the existence of the Company. Such deferrals will delay implementation of the Company’s business plan to the extent they are required.

The Company has no current plans, proposals or arrangements, written or otherwise, to acquire any grocery stores. The Company has not identified any potential acquisition targets.

Pricing

By acquiring stores that are situated in less competitive locales that are not directly served by large national supermarket chains, wholesale clubs and supercenters, the Company anticipates that it will be under less pressure to heavily discount its prices.

Compliance with Governmental Regulation

The Company’s operations will be subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, local departments governing alcoholic beverage sales, and state and local health departments. The Company will work to ensure that its operations comply in all material respects with federal, state and local health, environmental and other laws and regulations. To the extent that pharmaceutical services are included in any grocery stores we acquire, our business will be subject to additional federal, state and local government laws and regulations application to the registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; the Patient Protection and Affordable Care Act (the ACA); regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission.

Competition

Food retailing is a large, intensely competitive industry. Our future competition will include but not be limited to local, regional and national conventional and specialty supermarkets, warehouse membership clubs, online retailers, smaller specialty stores, farmers’ markets and restaurants, each of which will compete with us on the basis of convenience, store ambiance and experience, product selection, quality, customer service, price or a combination of these factors.

Advertising and Marketing

According to the Food Marketing Institute, the average grocery store spends approximately 1.5% of its total revenue on advertising and marketing. By acquiring stores in locales that are not subject to intense competition, the Company believes that its advertising and marketing expense will be substantially below the industry average. All of the Company’s marketing dollars will be spent locally once it has acquired grocery stores and commenced operations. The Company’s marketing strategy will feature a convenient shopping experience to customers with a focus on service and fresh perishables. The advertising will occasionally be focused primarily on the promotion of events rather than prices; for example, the individual stores may emphasize special holiday selections, new products, specialty items, services and recipes. The Company will use aggressive marketing programs to continuously cement its image as the local store providing a broad spectrum of national brands, private labels, local and non-food items at fair and competitive prices.

The Company will primarily rely on print circulars as its advertising strategy. The Company will place advertisements in local newspapers and run radio and television commercials through local and affiliated station. It will also be an active participant in local events and community non-profit activities.

The Company will also consider the development of a frequent shopper program, which could provide discounts and rebates to its customers based on the volume of their purchases. According to the Food Marketing Institute, 51% of all grocery stores have frequent shopper programs.

Procurement

Once it has commenced operations, the Company anticipates that it will buy most of its products including nationally branded and private label grocery products, perishable food products, non-food items and specialty grocery products through one or more regional or national food distributors that may include such companies as Nash-Finch and SUPERVALU. The Company may also purchase certain specialty products from vendors other than its primary distributors if those products are not available from its primary distributors. Distribution prices are generally based on market prices plus fee and freight basis, with the fee based on the type of commodity and quantity purchased. Freight costs are subject to the addition of fuel surcharges during periods of rising fuel costs. Food distributors generally offer rebates and discounts to their customers that are based on the yearly volume of product that is purchased from the distributor. Some distributors offer enhanced services such as promotional, advertising and merchandising programs, installation of computerized ordering, receiving and scanning systems; retail equipment procurement assistance, providing contacts for accounting, budgeting and payroll services, consumer and market research, financial assistance primarily in connection with new store development or the upgrading and expansion of existing stores, securing existing grocery stores for sale or lease for possible sale or sublease to grocery store customers and internet services providing supply chain efficiencies. The Company intends to centralize its purchasing operations and retain just one primary distributor, which will allow it to use its enhanced purchasing power to maximize the discounts and rebates that are available to the Company.

Seasonality

The grocery business is somewhat seasonal with sales tending to increase during the last quarter of the year due to the holiday season and related specialty merchandise.

Information Technology

Once it commences operations, the Company will install a centralized operations and accounting software package to manage its individual stores. Such software systems are often provided at no charge to grocery stores by their distributors. The Company will be required to purchase the computer equipment and point-of-sale terminals on which the software will run. Distributors will supply to the Company periodic software updates for the software systems provided.

Intellectual Property

The Company plans to rely on a combination of trademark, service mark, copyright and trade secret laws, as well as confidentially agreements and contractual provisions, to protect its proprietary technology and brands, as appropriate.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s business offices are located at 216 South Jefferson Street, Suite LL1, Chicago, Illinois 60661. On October 1, 2010, the Company entered into a lease for $5,000 per month with Bella Group Investments, an entity affiliated by common ownership with certain of the Company’s shareholders. The lease was not extended when it expired on August 31, 2011. The office space is currently being provided to the Company rent free by Bella Investment Group, an entity affiliated with our CEO. We expect to enter into a lease for office space as needed as the Company develops from a startup business into an operating entity.

Item 3.  Legal Proceedings

We are not currently involved in any pending litigation or other legal proceedings, and, to our knowledge, no litigation or other proceedings are threatened.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of April 15, 2014, our common stock is not listed for trading on any market and does not have a trading symbol.

Holders

As of April 15, 2014, there were 14,702,250 shares of our common stock outstanding and approximately 40 holders of record of our common stock.

Dividend Policy

We do not expect to pay a dividend on our common stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our Certificate of Incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Transfer Agent

We are acting as our own registrar and transfer agent until we engage the services of a commercial transfer agent.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily occur.  This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The Company intends to acquire small and medium sized grocery stores that are the dominant presence in their non-urban markets. By acquiring stores that are situated in less competitive locales that are not directly served by large national supermarket chains, wholesale clubs and supercenters, the Company believes that it can achieve financial returns that meet or exceed industry norms because stores in less competitive locales will be under less pressure to heavily discount their prices. The acquisitions will be clustered regionally, which will allow the Company to centralize certain operational functions, including purchasing and marketing. The centralization of these functions should provide the consolidated stores with the critical mass and leverage to demand enhanced service and financial concessions from its distributors and marketing vendors.

We have not yet acquired any grocery stores under our business plan and have not begun operations.

Overall Outlook

Our main business emphasis will be on revenues from sales generated in our stores. Due to a number of factors affecting consumers, including among others the increasing Federal deficit, volatility in the stock market, the European debt crisis and high unemployment levels, all of which have resulted in reduced levels of consumer spending, the outlook for the supermarket industry remains highly unpredictable. Because of these uncertain conditions, we will need to focus on managing our operating margins. Our present objective is to manage our cost and expense structure to address the expected depressed business volumes and generate strong and stable cash flow. We will continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives.

Selected Financial Data

The Company was organized on May 13, 2010.  Our total current assets as of December 31, 2013 and 2012 were $19 and $16, respectively, our current liabilities were $24,745 and $38,571, respectively, and our total liabilities were $71,244 and $38,571, respectively. Our total stockholders’ deficit was $71,225 and $38,555, respectively as of December 31, 2013 and 2012. As of December 31, 2013, the Company held cash and cash equivalents in the amount of $19. From inception through December 31, 2013, we incurred a net loss of $131,636.

Plan of Operation

We are a development stage company. We have not yet started operations or generated or realized any revenues from our business operations. The Company does not own any grocery stores and has no current plans, proposals or arrangements, written or otherwise, to acquire any grocery stores. The Company has not identified any potential acquisition targets.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because as of December 31, 2013 we have an accumulated deficit of $131,636, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

We have no employees at this time. We intend to hire employees and engage independent contractors as justified by the demands of the business and depending on the availability of funding.

Limited Operating History; Need for Additional Capital

After we acquire grocery stores, we intend to fund operations with revenue generated from operations. However, we have not yet commenced operations, and commencement of operations is subject to the availability of sufficient capital. Until we generate revenues, we expect to finance operating costs over the next twelve months with existing cash on hand, commercial financing, private loans and/or the proceeds from a public and/or private securities offering. The extent of our operations will be governed by the amount of capital we are able to raise.

The Company has minimal cash and currently carries total liabilities of approximately $71,244. The Company has taken several steps in order to sustain viability of the Company until commencement of operations:

1.

The Company secured an extension of certain Notes payable to our President, Shawn P. Clark. Pursuant to the Extension Agreement, a copy of which is attached to this Report as Exhibit 10.9 to this Report, Mr. Clark agreed to extend the Maturity Date to June 30, 2015 with respect to Notes owed by the Company to Mr. Clark in the aggregate amount of $10,838.

2.

In November 2013, our President, Shawn P. Clark, loaned the Company $1,050 in exchange for a Note Payable. The Note Payable, a copy of which is attached to this Report as Exhibit 10.8, is due on June 30, 2015, is non-interest bearing and has no collateral.

3.

Following the end of the period, in February 2014, our President, Shawn P. Clark, loaned the Company $5,290. The Note Payable for $5,220 which includes a $70 loan in November 2013, a copy of which is attached to this Report as Exhibit 10.13, is due on June 30, 2015, is non-interest bearing and has no collateral.

4.

Synergy Law Group, LLC converted the account payable due from the Company to a Note Payable in the amount of $34,541 with a Maturity Date of June 30, 2015. The Note Payable from the Company to Synergy Law Group, LLC is filed as Exhibit 10.10 to this Report.

5.

Our President, Shawn P. Clark, provided a written commitment to loan approximately $5,750 to the Company to cover certain offering expenses (transfer agent and edgar conversion services) to the Company in exchange for a Note Payable with a Maturity Date of June 30, 2015. The Loan Commitment is filed as Exhibit 10.11 to this Report.

6.

We estimate that the Company will require approximately $14,750 (excluding legal fees) to maintain the securities filings current during 2014. The Company has obtained a written commitment from the five major shareholders to loan the funds necessary to the Company for this purpose up to a maximum aggregate of $15,000 in exchange for Notes Payable in the exact amount of the loans with a Maturity Date of June 30, 2015. The Loan Commitment is filed as Exhibit 10.12 to this Report.

7.

Synergy Law Group, LLC has verbally agreed to accept a Note Payable for the services provided to the Company during 2014, which Note Payable would bear a Maturity Date of June 30, 2015.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred expenses of $131,636. Our projected financial requirements for the next 12 months are $163,500.

Our initial financial requirements will be funded by a public or private offering of securities, commercial financing, loan from officers or directors or a combination of these means. We have not yet made plans to conduct a securities offering, obtain commercial financing or a private loan. The Company does not have any commitments or arrangements to obtain any such funds and there can be no assurance that required financing will be available to the Company on acceptable terms, if at all. The unavailability of additional financing could prevent or delay the implementation of the Company’s business plan and may require the Company to curtail or terminate its operations. If sufficient financing is unavailable, the Company will defer non-essential operating expenses until sufficient funds become available. We will not begin to implement our business plan until we have secured the funds necessary to commence operations. The Company is in its development stage and has not begun operations.  As such, the Company has no historical periods with which to compare anticipated capital requirements in the future.

Results of Operations

We did not earn any revenues from our incorporation on May 13, 2010 to December 31, 2013. We are a development stage company and can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

We incurred operating expenses in the amount of $131,636 for the period from our inception on May 13, 2010 to December 31, 2013. These operating expenses were comprised of rent of $55,000 and general and administrative fees of $76,636.

We have not commenced operations or generated revenue and are dependent upon sufficient capital to pursue our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Important Assumptions

Start-up companies involve a high degree of risk and many development stage companies never commence operations or achieve their business plans.  At this stage without having commenced operations, we are unable to determine whether we will be able to sufficiently convert our business plan into a successful business operation. The implementation of our business plan will be possible only upon obtaining sufficient funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Changes In and Disagreements with Accountants

None.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our financial statements: the recoverability of long-lived assets; preservation of assets held for development; valuation of indefinite-lived intangible assets and goodwill; determination of self-insured reserves; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

Judgments are based on information including, but not limited to, historical experience, industry trends, conventional practices, expert opinions, terms of existing agreements and information from outside sources. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from these estimates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

Key Link Assets Corp.

Financial Statements

December 31, 2013 and 2012

LBB & Associates LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of

Key Link Assets Corp.

(A Development Stage Company)

Chicago, IL

We have audited the accompanying balance sheets of Key Link Assets Corp. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended and the period from May 13, 2010 (inception) through December 31, 2013. Key Link Assets Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Link Assets Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended and the period from May 13, 2010 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company's recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 and 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 15, 2014

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December	December
	31, 2013	31, 2012
ASSETS
Current assets
Cash	$19	$16
Total current assets	19	16

Total assets	$19	$16

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$24,745	$34,541
Note payable - shareholder	-	4,030
Total current liabilities	24,745	38,571

Long term liabilities
Note payable - shareholder	11,958	-
Note payable - other	34,541	-
	46,499	-

Total liabilities	71,244	38,571

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock - 25,000,000 preferred shares
authorized with a par value of $0.0001; no shares
outstanding as of December 31, 2013 and 2012	-	-
Common stock - 100,000,000 common shares
authorized with a par value of $0.0001; 14,702,250
common shares issued and outstanding as of
December 31, 2013 and 2012	1,470	1,470
Additional paid in capital	58,941	58,941
Deficit accumulated during the development stage	(131,636)	(98,966)
Total stockholders' deficit	(71,225)	(38,555)

Total liabilities and stockholders' deficit	$19	$16

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period of
	Year	Year	Inception
	Ending	Ending	(May 13, 2010)
	December	December	to December
	31, 2013	31, 2012	31, 2013

Revenue	$-	$-	$-

Operating expenses
Rent	-	-	55,000
General and administrative	32,670	6,128	76,636
Total operating expenses	32,670	6,128	131,636

Operating loss	(32,670)	(6,128)	(131,636)

Other income (expense)	-	-	-

Net loss	$(32,670)	$(6,128)	$(131,636)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Stock issued for services on
May 13, 2010 (inception)	14,112,250	$1,411	$-	$-	$1,411

Common shares sold on
September 29, 2010	590,000	59	58,941	-	59,000

Net loss	-	-	-	(42,785)	(42,785)

Balance at December 31, 2010	14,702,250	1,470	58,941	(42,785)	17,626

Net loss	-	-	-	(50,053)	(50,053)

Balance at December 31, 2011	14,702,250	1,470	58,941	(92,838)	(32,427)

Net loss	-	-	-	(6,128)	(6,128)

Balance at December 31, 2012	14,702,250	1,470	58,941	(98,966)	(38,555)

Net loss	-	-	-	(32,670)	(32,670)

Balance at December 31, 2013	14,702,250	$1,470	$58,941	$(131,636)	$(71,225)

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period of
	Year	Year	Inception
	Ending	Ending	(May 13, 2010)
	December	December	to December
	31, 2013	31, 2012	31, 2013
Cash flows from
Operating activities
Net loss	$(32,670)	$(6,128)	$(131,636)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock compensation	-	-	1,411
Changes in operating assets and
liabilities
Prepaid rent	-	-	-
Accounts payable	24,745	475	59,286
Net cash used in
operating activities	(7,925)	(5,653)	(70,939)

Cash flows from
Financing Activities
Proceeds from shareholder loans	7,928	4,030	11,958
Proceeds from the sale of common stock	-	-	59,000
Net cash provided by financing
activities	7,928	4,030	70,958

Net change in cash	3	(1,623)	19

Cash at beginning of period	16	1,639	-
Cash at end of period	$19	$16	$19

Supplemental information
Cash paid for
Interest	$-	$-	$-
Taxes	$-	$-	$-
Noncash transactions
Conversion of accounts payable to note payable	$34,541	$-	$34,541

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION

Key Link Assets Corp. (the "Company") was incorporated in the State of Delaware on May 13, 2010 for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company has changed its focus and now plans to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

The Company is a development stage company and is subject to the risks associated with development stage companies. As of the date of this report, the Company has not yet commenced operations. The Company's primary activities since incorporation have been organizational in nature and related to the Company’s formation and the filing of a registration statement. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Fiscal year

The Company has selected December 31 as its fiscal year-end.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with original maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Start-up Costs

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 720, “Reporting on the Costs of Start-up Activities,” the Company has expensed all costs incurred in connection with the start-up and organization of the Company.

Fair value of financial instruments and derivative financial instruments

The Company has adopted ASC 815, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

Federal income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess. Although the Company has loss carry-forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred no advertising expense from its period of inception on May 13, 2010 through December 31, 2013.

Earnings (loss) per share

The Company has adopted ASC 260, “Earnings Per Share” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  There are no dilutive shares outstanding.

New accounting pronouncements

The Company has evaluated the most recent accounting standards through the date of these financial statements and in management’s opinion none of these pronouncements will have a material impact on the Company’s financial statements.

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share and 25,000,000 preferred shares with a par value of $0.0001 per preferred share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought. The rights, preferences and restrictions of the preferred shares will be defined by the Company’s Board of Directors when and if the preferred shares are issued.

Share Issuances

On May 13, 2010, the Company issued 14,112,250 common shares valued at $.0001 each to the three founders of the Company as compensation for services rendered to the Company. The shares issued were accounted for in accordance with the provisions of ASC Topic 718, Compensation - Stock-Compensation, under the prospective method, which requires the Company to recognize expense for all share-based compensation awards granted to employees. Compensation expense is determined based on the grant date fair value of share-based compensation awards and is recognized on a straight-line basis over the requisite service period of the award.

In the absence of any objective indicators of fair value of the shares we issued to our founders, or the services our founders provided in starting our company, the shares issued to them were valued at their par value, or $1,411. This expense was recognized at the date of issue.

On September 29, 2010, the Company sold 590,000 common shares to a group of 35 private investors at a price of $.10 per share.

Incentive Compensation Plan

The Company has adopted the 2010 Incentive Compensation Plan to provide stock options, stock issuances and other equity interests to employees, officers, directors, consultants, independent contractors, advisors and other persons who have made or are expected to make contributions to the Company. Under the plan, 5,000,000 shares have been reserved for issuance pursuant to awards thereunder. To date, no awards have been granted under the plan.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2013, the Company had an accumulated deficit of $131,636, negative working capital of $24,726 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and the implementation of its business plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at December 31, 2013 and 2012 as follows

	2013	2012
Deferred tax assets:
Net operating losses	$44,900	$33,600
Total deferred tax assets	44,900	33,600
Less: valuation allowance	(44,900)	(33,600)
Deferred tax assets, net	$--	$--

As of December 31, 2013, for U.S. federal income tax reporting purposes, the Company has approximately $132,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2030. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain and the Company has recorded valuation allowance of approximately $44,900 and $33,600 as of December 31, 2013 and 2012, respectively.

The difference between the statutory tax rate (34%) and the effective tax rate (0%) of the Company relates to the change in the valuation allowance for each respective period.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Clark (the Company's CEO) has loaned the Company $11,958. The note payable, is due on June 30, 2015, is non-interest bearing and has no collateral.

NOTE 7 - NOTE PAYABLE

On September 29, 2013, a creditor of the Company converted accounts payable in the amount of $34,541 into a note payable. The note payable, which is due on June 30, 2015, is non-interest bearing and has no collateral.

NOTE 8 - SUBSEQUENT EVENTS

On February 14, 2014, the Securities and Exchange Commission declared the Company’s registration statement effective.

In February 2014, Mr. Clark loaned the Company $5,220. The notes payable, which is due on June 30, 2015, is non-interest bearing and has no collateral.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company and its advisors are in the process of reviewing and completing a formal Disclosure Controls and Procedures policy and expects to have such a policy in place by the end of the second quarter 2014 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the third quarter 2014. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

•

Establish and implement a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

•

Employ the use of appropriate  SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue through the first half of fiscal 2014. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and positions of our executive officers and directors as of the date hereof are as follows:

Name	Age	Position
Shawn P. Clark	45	President, CEO and Director
Tysen J. Kamin	30	Vice President, COO and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Shawn P. Clark  - President and Chief Executive Officer and Director

Shawn P. Clark has served as a Director and officer of the Company since its formation on May 13, 2010. Mr. Clark has over 13 years of experience in the Chicago real estate market as a realtor, property manager and developer of multi-unit residential and commercial properties. From 2004 until 2011, he served as President of Bella Development Group, Inc., a real estate development company that successfully developed nine multi-unit residential and commercial properties in the Chicago metropolitan area. The projects, comprised of over three hundred thousand square feet of residential and commercial space, generated over $100 million in revenue. Bella Development Group was founded in 2004.

From 2006 until 2011, Mr. Clark was the President of Bella Management Group, Co. (“BMG”), a property management company that he founded in 2006 in response to the qualitative deficiencies of the property management companies that were then servicing BMG properties.

In 1999, Mr. Clark founded Gold Coast Realty - Chicago, where he served as Vice President. In 2007 he sold the company so that he could concentrate his efforts full time on managing and growing Bella Development Group.

Since 2011, Mr. Clark has been self-employed as an independent commercial real estate development and management consultant.

Tysen J. Kamin -Vice President and Chief Operating Officer and Director

Tysen J. Kamin has served as a Director and officer of the Company since its formation on May 13, 2010. Mr. Kamin has over five years of experience in the Chicago real estate market as a developer and manager of multi-unit residential and commercial properties. From 2006 until 2011, Mr. Kamin was employed by Bella Development Group, Inc. as its Acquisition Advisor, where his responsibilities have included raising funds, coordinating property acquisitions and overseeing the development and sale of acquired properties. His development activities were hands-on; he obtained the proper permits, oversaw construction, sold units and interfaced with the investors. He was promoted to the position of Vice President - Acquisitions and developed an extensive network of building owners, investors, and lenders.

From 2006 until 2011, Mr. Kamin was employed by Bella Properties Chicago Co. as an Agent. He began his real estate career at Gold Coast Realty - Chicago, a Chicago area realtor, where he worked from 2006 until 2008 as an Agent.

While in college, Mr. Kamin held intern positions at the Chicago Mercantile Exchange, Koenig and Strey and at Gold Coast Realty - Chicago. While in high school, he founded and ran MTK Industries, a company that provided customized programming services for the developers of internet applications. Mr. Kamin graduated with a Bachelor of Science degree from Denison University in 2006, where he majored in Mathematical Economics.

Since 2011, Mr. Kamin has been self-employed as an independent acquisitions analyst.

The number of directors which constitutes the entire Board of Directors of the Company is three. There are currently two directors of the Company, with one vacancy on the Board. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the Board.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any of the items below that the Company deems material to their service on behalf of the Company:

1.

Any bankruptcy petition filed by or against any business of which any such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Committees

We have not previously had an audit committee, compensation committee or nominations and governance committee. During 2014, our board of directors expects to create such committees, in compliance with established corporate governance requirements.

Audit Committee. We plan to establish an audit committee of the board of directors. The audit committee’s duties would be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We plan to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer our proposed Incentive Compensation Plan, and recommend and approve grants of stock options and restricted stock under that plan.

Nominations and Governance Committee. We plan to establish a nominations and governance committee of the board of directors. The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. We expect to compensate non-management directors through minimal cash compensation and stock option or restricted stock grants under our 2010 Incentive Compensation Plan. In the future we plan to pay non-management directors $5,000 per year in cash and to provide restrictive stock grants to such directors of 25,000 shares per year which would vest one year from issuance. Our management directors do not receive any additional cash compensation for service on the Board.

Indebtedness of Directors and Executive Officers

None of our executive officers or present or proposed directors, or their respective associates or affiliates, is indebted to us.

As of the date hereof, the Company owes a balance of $17,178 to Shawn Clark, the CEO of the Company, under notes payable by the Company to Mr. Clark as follows:

•

The Company secured an extension of certain Notes payable to our President, Shawn P. Clark. Pursuant to the Extension Agreement, a copy of which is attached to this Report as Exhibit 10.9 to this Report, Mr. Clark agreed to extend the Maturity Date to June 30, 2015 with respect to Notes owed by the Company to Mr. Clark in the aggregate amount of $10,838.

•

In November 2013, our President, Shawn P. Clark, loaned the Company $1,050 in exchange for a Note Payable. The Note Payable, a copy of which is attached to this Report as Exhibit 10.8, is due on June 30, 2015, is non-interest bearing and has no collateral.

•

Following the end of the period, in February 2014, our President, Shawn P. Clark, loaned the Company $5,290. The Note Payable for $5,290 which includes a $70 loan in November 2013, a copy of which is attached to this Report as Exhibit 10.13, is due on June 30, 2015, is non-interest bearing and has no collateral.

On December 20, 2013, Shawn P. Clark, the President of the Company, provided a written commitment to loan approximately $5,750 to the Company to cover certain offering expenses in exchange for a Note Payable with a Maturity Date of June 30, 2015. This Loan Commitment is filed as Exhibit 10.11 to the Registration Statement.

Family Relationships

There are no family relationships among our executive officers and present or proposed directors.

Key Link Assets Corp. 2010 Incentive Compensation Plan

On May 13, 2010, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the Key Link Assets Corp. 2010 Incentive Compensation Plan (“Incentive Compensation Plan”). The purpose of our Incentive Compensation Plan is to provide stock options, stock issuances and other equity interests to employees, officers, directors, consultants, independent contractors, advisors and other persons who have made or are expected to make contributions to our company.

Administration.  Our Incentive Compensation Plan is to be administered by our Compensation Committee, provided, however, that except as otherwise expressly provided in the plan, the committee may delegate some or all of its power or authority to our President, Chief Executive Officer or other executive officer. Subject to the terms of our plan, the committee is authorized to construe and determine the stock option agreements, other agreements, awards and the plan, prescribe, amend and rescind rules and regulations relating to the plan and awards, determine acceleration of vesting schedules or award payments and forfeitures, determine terms and provisions of stock options agreements (which need not be identical), grant awards for performance goals and option awards and stock appreciation rights based upon a vesting schedule  and correct defects, supply omissions or reconcile inconsistencies in the plan or any award thereunder, and make all other determinations as the committee may deem necessary or desirable for the administration and interpretation of our plan.

Eligibility.  The persons eligible to receive awards under our Incentive Compensation Plan are the employees, officers, directors, consultants, independent contractors and advisors of our company or any parent or subsidiary of our company and other persons who have made or are expected to make contributions to our company.

Types of Awards.  Our Incentive Compensation Plan provides for the issuance of stock options, incentive stock options, restricted compensation shares, restricted compensation share units, stock appreciation rights (or SARs), performance shares, award shares and  other stock-based awards. Performance share awards entitle recipients to acquire shares of common stock upon the attainment of specified performance goals within a specified performance period, as determined by the committee.

Shares Available for Awards; Annual Per-Person Limitations.  Subject to certain recapitalization events described in our plan, the aggregate number of shares of common stock that may be issued pursuant to our Incentive Compensation Plan at any time during the term of the plan is 5,000,000 shares. If any award expires, or is terminated, surrendered or forfeited, the common stock covered by such award will again be available for the grant of awards under our plan. No participant may be granted awards during a fiscal year to purchase more than 1,000,000 shares of common stock subject to recapitalization events.

Stock Options and Stock Appreciation Rights.  The committee is authorized to grant stock options, including both incentive stock options (or ISOs), and non-qualified stock options, restricted compensation shares, restricted compensation share units, stock appreciation rights, performance shares and award shares. The terms and conditions of awards under the plan including number of shares covered, exercise price per share and term are determined by the committee, but in the case of an ISO, the exercise price must not be less than the fair market value of a share of common stock on the date of grant. For purposes of our Incentive Compensation Plan, if at the time of a grant, our company’s common stock is publicly traded, the term “fair market value” means (i) if listed on an established stock exchange or national market system, the last reported sales price or the closing bid if no sales were reported on such exchange or system, or (ii) the average of the closing bid and asked prices last quoted by an established quotation service for over-the-counter securities if the common stock is not reported on a national market system. In the absence of an established market for our common stock, the fair market value shall be determined in good faith by the committee. The number of shares covered by each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years. The committee also determines the terms and conditions of restricted compensation shares, restricted compensation share units, performance shares, award shares and other stock-based awards under our plan.

Restricted Compensation Shares and Restricted Compensation Share Units.  The committee is authorized to grant restricted compensation shares and restricted compensation shares units. An award of restricted compensation shares is a grant which entitles recipients to acquire shares of common stock subject to restrictions on transfer and which may be forfeited if all specified employment, vesting and/or performance conditions as determined by the committee are not met.  An award of restricted compensation share units confers upon a recipient the right to acquire, at some time in the future, restricted compensation shares, subject to forfeiture if all specified award conditions as determined by the committee are not met

Performance Shares and Award Shares.  The committee is authorized to grant awards entitling recipients to acquire shares of common stock upon the attainment of specified performance goals and grant awards entitling recipients to acquire shares of common stock subject to such terms, restrictions, conditions, performance criteria, vesting requirements and payment needs as determined by the committee, subject to such other terms as the committee may specify.

Other Stock-Based Awards.  The committee is authorized to grant other awards based upon the common stock having such terms and conditions as the committee may determine including, without limitation, the grant of securities convertible into common stock and the grant of phantom stock awards or stock units.

Performance Goals and Other Criteria.  The committee shall establish objective performance goals for participants or groups of participants for performance-based awards under the plan excluding options and stock appreciation rights.  With respect to participants who are “covered employees” (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended), an award other than an option or a stock appreciation right may be based only on performance factors that are compliant with applicable regulations.

Other Terms of Awards.   Options may be exercised by written notice of exercise to us by way of cashless exercise, settlement of which shall be made solely in cash. Unless otherwise determined by the committee, awards may not be transferred except by will or the laws of descent and distribution and, during the life of the participant, may be exercisable only by the participant. However, except as the committee may otherwise determine, nonstatutory options and restricted compensation shares may be transferred pursuant to a qualified domestic relations order (as defined by ERISA) or pursuant to certain estate-planning vehicles. To the extent not inconsistent with the plan or applicable law, the committee may include additional provisions in awards such as, among other things, restrictions on transfer, commitments to pay cash bonuses and guaranty loans. The committee shall determine the effect on awards of disability, death, retirement, leave of absence or other change in participant status. We have the right to deduct applicable taxes from payments to award recipients. Participants have no right to continued employment or other relationship with us, and subject to award provisions, participants have no rights as shareholders of our company until becoming record shareholders.

Acceleration or Extension of Vesting; Change in Control. The committee may, in its discretion, accelerate the dates on which all or any particular option or award under the plan may be exercised and may extend the dates during which all or any particular option or award under the plan may be exercised or vest. In the case of a “change in control” of our company, as defined in our Incentive Compensation Plan, we will take one or a combination of  the following actions: (a) make appropriate provision for the continuation or assumption of the awards; (b) acceleration of exercise or vesting of the awards; (c) exchange of the awards for the right to participate in a benefit plan of a successor; (d) repurchase of awards; or (e) termination of awards immediately prior to a change in control.

Amendment and Termination. The board of directors may amend, suspend or terminate our Incentive Compensation Plan provided, however, that no amendment may be made without stockholder approval if such approval is  necessary to comply with any applicable law, rules or regulations. Our plan became effective upon the date it was adopted by the committee and approved by our stockholders, and no awards may be granted under the plan after the completion of then years thereafter. Awards previously granted may extend beyond that date.

We have made no awards under the Incentive Compensation Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation earned during the two most recent fiscal years by the Company’s principal executive officer, each of our two most highly compensated executive officers who were serving as executive officers as of the date of this Report.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shawn P. Clark President, Chief Executive Officer and Director	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -
Tysen J. Kamin Vice President, Chief Operating Officer and Director	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -

On May 13, 2010, the Company issued 4,233,675 shares of Company common stock to Mr. Clark and 5,644,900 shares of Company common stock to Mr. Kamin for services rendered in connection with the organization of the company. Other than the issuance of said shares, we have not compensated and have no arrangements to compensate our officers and directors for their services to us as officers and directors. There are no employment agreements or consulting agreements with our current directors and executive officers except as provided herein. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation has been paid to our directors or executive officers. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Shawn P. Clark	-	-	-	-	-	-	-	-	-
Tysen J. Kamin	-	-	-	-	-	-	-	-	-

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. We expect to compensate non-management directors through minimal cash compensation and stock option or restricted stock grants under our 2010 Incentive Compensation Plan. In the future we plan to pay non-management directors $5,000 per year in cash and to provide restrictive stock grants to such directors of 25,000 shares per year which would vest one year from issuance. Our management directors do not receive any additional cash compensation for service on the Board.

We do not have any non-management directors.

Director Compensation

Employment Agreements

 At present, we have no employees and no employment agreements. We are not a party to any collective bargaining agreements. Our officers and directors currently provide services on a consultant basis. As the Company progresses beyond startup to an operational stage, we intend to hire employees and engage independent contractors on as as-needed basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On May 13, 2010, we adopted the 2010 Incentive Compensation Plan. The following table provides information as of December 31, 2013, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

The material provisions of the 2010 Incentive Compensation Plan approved by security holders are described herein. A copy of the 2010 Incentive Compensation Plan and a copy of the form of option agreement thereunder are included as Exhibits 10.1 and 10.2, respectively, to this Report.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 9, 2014 by:

•

each person who is known by us to beneficially own 5% or more of our common stock,

•

each of our directors and executive officers, and

•

all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name, Address and Title	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
5% Shareholders: Christopher J. Dunkel 216 S. Jefferson St. Suite LL1 Chicago, IL 60661	Common	1,764,031	12%
Glenn Petersen 216 S. Jefferson St. Suite LL1 Chicago, IL 60661	Common	1,764,031	12%
Dena M. Womack 216 S. Jefferson St. Suite LL1 Chicago, IL 60661	Common	7,056,125(2)	48%
Executive Officers and Directors(3):
Shawn P. Clark President, CEO and Director	Common	7,056,125(4)	48%
Tysen J. Kamin Vice President, COO and Director	Common	3,528,063	24%
All officers & directors as a group consisting of two persons	Common	10,584,188	72%

(1)

The percentage of class is based on 14,702,250 shares of common stock issued and outstanding as of the date of this Report.

(2)

Consists of (a) 3,528,062 held by Ms. Womack and (b) 3,528,063 held by Shawn P. Clark, Ms. Womack’s husband.

(3)

The address of the executive officers and directors is 216 S. Jefferson, Suite LL1, Chicago, IL 60661

(4)

Consists of (a) 3,528,063 held by Mr. Clark and (b) 3,528,062 held by Dena M. Womack, Mr. Clark’s wife.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Since inception, the following transactions were entered into with our directors and officers.

On May 13, 2010, an aggregate of 14,112,250 shares of the Company’s common stock were issued to three founders (Shawn P. Clark, Tysen J. Kamin and Dena Womack) in connection with the organization of the Company. The founding shareholders acquired their shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws.

On November 29, 2010 Shawn P. Clark sold 705,612 shares of his common stock to Glenn Petersen, Dena Womack sold 705,613 shares of her common stock to Glenn Petersen and Tysen J. Kamin sold 352,806 of his shares to Glenn Petersen and 1,764,031 of his shares to Christopher J. Dunkel, each in private transactions.

The certificates issued to our founding shareholders and their transferees contain a restrictive legend with respect to the issuance of securities pursuant to exemptions from registration requirements and the restrictions upon transfer of the securities under the Securities Act.

On October 1, 2012 the Company entered into a lease for $5,000 per month with Bella Group Investments, an entity affiliated by common ownership with certain of the Company’s shareholders. The lease expired on August 31, 2011 and was not renewed. The office space is currently being provided to the Company rent free by Bella Group Investments. Bella Group Investments is owned in part by Shawn Clark, CEO of the Company,

As of the date hereof, the Company owes a balance of $17,178 to Shawn Clark, the CEO of the Company, under notes payable by the Company to Mr. Clark as follows:

•

The Company secured an extension of certain Notes payable to our President, Shawn P. Clark. Pursuant to the Extension Agreement, a copy of which is attached to this Report as Exhibit 10.9 to this Report, Mr. Clark agreed to extend the Maturity Date to June 30, 2015 with respect to Notes owed by the Company to Mr. Clark in the aggregate amount of $10,838.

•

In November 2013, our President, Shawn P. Clark, loaned the Company $1,050 in exchange for a Note Payable. The Note Payable, a copy of which is attached to this Report as Exhibit 10.8, is due on June 30, 2015, is non-interest bearing and has no collateral.

•

Following the end of the period, in February 2014, our President, Shawn P. Clark, loaned the Company $5,290. The Note Payable for $5,290 which includes a $70 loan in November 2013, a copy of which is attached to this Report as Exhibit 10.13, is due on June 30, 2015, is non-interest bearing and has no collateral.

Director Independence

Neither of our directors is an “independent director” as defined under NASDAQ rules and by the regulations of the SEC.

Item 14.  Principal Accounting Fees and Services

For the year ended December 31, 2013, the total fees charged to the Company for audit services were approximately $6,000. These audit fees were incurred for the audit of the Company’s annual financial statements. The Company incurred approximately $3,300 for tax or other various financial statement consulting services for the year ended December 31, 2013.

For the year ended December 31, 2012, the total fees charged to the Company for audit services were approximately $5,000. These audit fees were incurred for the audit of the Company’s annual financial statements. The Company incurred no other expenses for tax or other various financial statement consulting services for the year ended December 31, 2012.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were approved by board action in 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013
3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013
4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013
10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013
10.2	Form of Option Agreement under 2010 Incentive Compensation Plan	X
10.3	Note Payable dated December 21, 2012 by the Company to Shawn Clark		10.2	Form S-1/A File No. 333-190836	October 23, 2013
10.4	Note Payable dated January 24, 2013 by the Company to Shawn Clark		10.3	Form S-1/A File No. 333-190836	October 23, 2013
10.5	Note Payable dated March 9, 2013 by the Company to Shawn Clark		10.4	Form S-1/A File No. 333-190836	October 23, 2013
10.6	Note Payable dated May 31, 2013 by the Company to Shawn Clark		10.5	Form S-1/A File No. 333-190836	October 23, 2013
10.7	Note Payable dated September 29, 2013 by the Company to Shawn Clark		10.6	Form S-1/A File No. 333-190836	January 21, 2014
10.8	Note Payable dated November 12, 2013 by the Company to Shawn Clark		10.7	Form S-1/A File No. 333-190836	January 21, 2014
10.9	Extension Agreement dated December 20, 2013 between the Company and Shawn P. Clark		10.8	Form S-1/A File No. 333-190836	January 21, 2014
10.10	Note Payable dated September 29, 2013 by the Company to Synergy Law Group, LLC		10.9	Form S-1/A File No. 333-190836	January 21, 2014
10.11	Loan Commitment dated December 20, 2013 by Shawn P. Clark to the Company		10.19	Form S-1/A File No. 333-190836	January 21, 2014
10.12	Loan Commitment dated December 15, 2013 by Shawn P. Clark, Dena M. Womack, Tysen J. Kamin, Christopher J. Dunkel and Glenn Petersen to the Company		10.11	Form S-1/A File No. 333-190836	January 21, 2014
10.13	Note Payable dated February 19, 2014 by the Company to Shawn Clark	X
21	Subsidiaries of the Registrant	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

* Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2014	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SHAWN P. CLARK	President, Chief Executive Officer and Director (principal executive officer)	April 15, 2014
Shawn P. Clark

/S/ TYSEN J. KAMIN	Vice President,	April 15, 2014
Tysen J. Kamin	Chief Operating Officer and Director (principal financial and accounting officer)