Form 10-K/A
period 2013-12-31
Key Link Assets Corp.
filed 2014-04-16
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The Registrant is filing this Amendment Number 1 to the Annual Report to include Exhibits 21, 10.2, and 10.13 hereto.  No other changes were made to the Annual Report.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
10.2	Form of Option Agreement under 2010 Incentive Compensation Plan
10.13	Note Payable dated February 19, 2014 by the Company to Shawn Clark
21	Subsidiaries of the Registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2014	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SHAWN P. CLARK	President, Chief Executive Officer and Director (principal executive officer)	April 16, 2014
Shawn P. Clark

/S/ TYSEN J. KAMIN	Vice President,	April 16, 2014
Tysen J. Kamin	Chief Operating Officer and Director (principal financial and accounting officer)

25