Form 10-Q
period 2014-03-31
Key Link Assets Corp.
filed 2014-05-20
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission file number: 333-190836

KEY LINK ASSETS CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	27-3439423
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

216 South Jefferson, Suite LL1, Chicago, IL  60661

(Address of principal executive offices)  (Zip Code)

312-397-9300, Extension 204

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock: 14,702,250 shares outstanding as of May 20, 2014.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Key Link Assets Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	March	December
	31, 2014	31, 2013
ASSETS
Current assets
Cash	$24	$19
Total current assets	24	19

Total assets	$24	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$24,935	$24,745
Total current liabilities	24,935	24,745

Long term liabilities
Note payable - shareholder	17,678	11,958
Note payable - other	34,541	34,541
	52,219	46,499

Total liabilities	77,154	71,244

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock - 25,000,000 preferred shares
authorized with a par value of $0.0001; no shares
outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock - 100,000,000 common shares
authorized with a par value of $0.0001; 14,702,250
common shares issued and outstanding as of
March 31, 2014 and December 31, 2013	1,470	1,470
Additional paid in capital	58,941	58,941
Deficit accumulated during the development stage	(137,541)	(131,636)
Total stockholders' deficit	(77,130)	(71,225)

Total liabilities and stockholders' deficit	$24	$19

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

			Period of
			Inception
	Three months ending		(May 13, 2010)
	March	March	to March
	31, 2014	31, 2013	31, 2014

Operating expenses
Rent	$-	$-	$55,000
General and administrative	5,905	3,036	82,541
Total operating expenses	5,905	3,036	137,541

Operating loss	(5,905)	(3,036)	(137,541)

Other income (expense)	-	-	-

Net loss	$(5,905)	$(3,036)	$(137,541)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - Basic and Diluted	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period of
			Inception
	Three months ending		(May 13, 2010)
	March	March	to March
	31, 2014	31, 2013	31, 2014
Cash flows from
Operating activities
Net loss	$(5,905)	$(3,036)	$(137,541)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock compensation	-	-	1,411
Changes in operating assets and
liabilities
Prepaid rent	-	-	-
Accounts payable	190	-	59,476
Net cash used in
operating activities	(5,715)	(3,036)	(76,654)

Cash flows from
Financing Activities
Proceeds from shareholder loans	5,720	4,500	17,678
Proceeds from the sale of common stock	-	-	59,000
Net cash provided by financing
activities	5,720	4,500	76,678

Net change in cash	5	1,464	24

Cash at beginning of period	19	16	-
Cash at end of period	$24	$1,480	$24

Supplemental information
Cash paid for
Interest	$-	$-	$-
Taxes	$-	$-	$-
Noncash transactions
Conversion of accounts payable to note payable	$-	$-	$34,541

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company is a development stage company and is subject to the risks associated with development stage companies. As of the date of this report, the Company has not yet commenced operations. The Company's primary activities since incorporation have been organizational in nature and related to the Company’s formation and pending registration statement. The Company has not generated any revenues from these activities and, accordingly, it is in the development stage.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2014, the Company had an accumulated deficit of $137,541, negative working capital of $24,911 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

NOTE 3 - NOTE PAYABLE OTHER

On September 29, 2013, a creditor of the Company converted accounts payable in the amount of $34,541 into a note payable. The note payable, which is due on June 30, 2015, is non-interest bearing and has no collateral.

NOTE 4 - CAPITAL STOCK

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

Share Issuances

On May 13, 2010, the Company issued 14,112,250 common shares valued at $.0001 each to the three founders of the Company as compensation for services rendered to the Company. The shares issued were accounted for in accordance with the provisions of ASC Topic 718, Compensation-Stock-Compensation, under the prospective method, which requires the Company to recognize expense for all share-based compensation awards granted to employees. Compensation expense is determined based on the grant date fair value of share-based compensation awards and is recognized on a straight-line basis over the requisite service period of the award.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On October 1, 2010, the Company entered into an eleven month lease for $5,000 per month with Bella Group Investments, an entity affiliated by common ownership with certain of the Company’s shareholders. The lease was not extended when it expired on August 31, 2011.

As of December 31, 2013, Mr. Clark has loaned the Company $11,958. The notes payable, is due on June 30, 2015, is non-interest bearing and has no collateral.

During the first quarter of 2014, Mr. Clark loaned the Company an additional $5,720 in exchange for two notes payable, both of which are due on June 30, 2015. The notes are non-interest bearing and has no collateral.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. As of March 31, 2014, we have an accumulated deficit of $137,541, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

We have no employees at this time. We intend to hire employees and engage independent contractors as justified by the demands of the business and depending on the availability of funding.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2014 and March 31, 2013

Revenue

We have not earned any revenues from our incorporation on May 13, 2010 to March 31, 2014. We are a development stage company and can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses increased by $2,869, or 94.5%, from $3,036 for the quarter ended March 31, 2013 to $5,905 for the quarter ended March 31, 2014.

The increase in operating expenses is primarily related to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement during the first quarter of 2014.

Operating Loss

Our operating loss represents an increase of $2,869 from an operating loss of $3,036 for the quarter ended March 31, 2013 compared to operating loss of $5,905 for the quarter ended March 31, 2014.

The increase in our operating loss for the quarter ended March 31, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement during the first quarter of 2014,

Net Loss

Net loss increased by $2,869, or 94.5%, from a net loss of $3,036 for the quarter ended March 31, 2013 to net loss of $5,905 for the quarter ended March 31, 2014. The increase in net loss from the period ended March 31, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement during the first quarter of 2014,

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred expenses of $137,541. Our projected financial requirements for the next 12 months are $163,500.

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

Net Cash - Operating Activities

Net cash used in operating activities was $5,715 for the quarter ended March 31, 2014 and $3,036 for the quarter ended March 31, 2013.

Net Cash - Financing Activities

Net cash flow provided by financing activities was $5,720 for the quarter ended March 31, 2014 and $4,500 for the quarter ended March 31, 2013. The increase in cash provided by financing activities is primarily attributable to loans made to the Company by a shareholder of the Company.

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

Changes In and Disagreements with Accountants

None.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates.

Judgments are based on information including, but not limited to, historical experience, industry trends, conventional practices, expert opinions, terms of existing agreements and information from outside sources. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from these estimates.

Item 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

Not applicable

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Here
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013
3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013
4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013
10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013
10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014
10.3	Note Payable dated December 21, 2012 by the Company to Shawn Clark		10.2	Form S-1/A File No. 333-190836	October 23, 2013
10.4	Note Payable dated January 24, 2013 by the Company to Shawn Clark		10.3	Form S-1/A File No. 333-190836	October 23, 2013
10.5	Note Payable dated March 9, 2013 by the Company to Shawn Clark		10.4	Form S-1/A File No. 333-190836	October 23, 2013
10.6	Note Payable dated May 31, 2013 by the Company to Shawn Clark		10.5	Form S-1/A File No. 333-190836	October 23, 2013
10.7	Note Payable dated September 29, 2013 by the Company to Shawn Clark		10.6	Form S-1/A File No. 333-190836	January 21, 2014
10.8	Note Payable dated November 12, 2013 by the Company to Shawn Clark		10.7	Form S-1/A File No. 333-190836	January 21, 2014
10.9	Extension Agreement dated December 20, 2013 between the Company and Shawn P. Clark		10.8	Form S-1/A File No. 333-190836	January 21, 2014
10.10	Note Payable dated September 29, 2013 by the Company to Synergy Law Group, LLC		10.9	Form S-1/A File No. 333-190836	January 21, 2014
10.11	Loan Commitment dated December 20, 2013 by Shawn P. Clark to the Company		10.19	Form S-1/A File No. 333-190836	January 21, 2014
10.12	Loan Commitment dated December 15, 2013 by Shawn P. Clark, Dena M. Womack, Tysen J. Kamin, Christopher J. Dunkel and Glenn Petersen to the Company		10.11	Form S-1/A File No. 333-190836	January 21, 2014
10.13	Note Payable dated February 19, 2014 by the Company to Shawn Clark		10.13	Form 10-K/A File No. 333-190836	April 16, 2014
10.14	Note Payable dated March 13, 2014 by the Company to Shawn Clark	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: May 20, 2014	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)