Form 10-Q
period 2014-06-30
Key Link Assets Corp.
filed 2014-08-14
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

Common Stock: 14,702,250 shares outstanding as of August 12, 2014.

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

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	June	December
	30, 2014	31, 2013
ASSETS
Current assets
Cash	$29	$19
Total current assets	29	19

Total assets	$29	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$29,135	$24,745
Total current liabilities	29,135	24,745

Long term liabilities
Note payable - shareholder	18,018	11,958
Note payable - other	34,541	34,541
	52,559	46,499

Total liabilities	81,694	71,244

Commitments and contingencies	-	-

Stockholders deficit
Preferred stock - 25,000,000 preferred shares
authorized with a par value of $0.0001; no shares
outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock - 100,000,000 common shares
authorized with a par value of $0.0001; 14,702,250
common shares issued and outstanding as of
June 30, 2014 and December 31, 2013	1,470	1,470
Additional paid in capital	58,941	58,941
Deficit accumulated during the development stage	(142,076)	(131,636)
Total stockholders' deficit	(81,665)	(71,225)

Total liabilities and stockholders' deficit	$29	$19

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period of
					Inception
	Three months ending		Six months ending		(May 13, 2010)
	June	June	June	June	to June
	30, 2014	30, 2013	30, 2014	30, 2013	30, 2014

Operating expenses
Rent	-	-	-	-	$55,000
General and administrative	4,535	582	10,440	3,619	87,076
Total operating expenses	4,535	582	10,440	3,619	142,076

Operating loss	(4,535)	(582)	(10,440)	(3,619)	(142,076)

Other income (expense)	-	-	-	-	-

Net loss	($4,535)	($582)	($10,440)	($3,619)	($142,076)

Basic and diluted loss per share	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average number of
common shares outstanding	14,702,250	14,702,250	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period of
	Six Months	Six Months	Inception
	Ended	Ended	(May 13, 2010)
	June	June	June
	30, 2014	30, 2013	30, 2014
Cash flows from
Operating activities
Net loss	($10,440)	($3,619)	($142,076)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock compensation	-	-	1,411
Changes in operating assets and
liabilities
Accounts payable	4,390	-	63,676
Net cash used in
operating activities	(6,050)	(3,619)	(76,989)

Cash flows from
Financing Activities
Proceeds from shareholder loans	6,060	3,630	18,018
Proceeds from the sale of common stock	-	-	59,000
Net cash provided by financing
activities	6,060	3,630	77,018

Net change in cash	10	11	29

Cash at beginning of period	19	16	-
Cash at end of period	$29	$27	$29

Supplemental information
Cash paid for
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Noncash transactions
Conversion of accounts payable to note payable	$ -	$ -	$34,541

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2014, the Company had an accumulated deficit of $142,076 and a negative working capital of $29,106 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

NOTE 3 - NOTE PAYABLE OTHER

On September 29, 2013, a creditor of the Company converted accounts payable in the amount of $34,541 into a note payable. The note payable, originally due on June 30, 2015, is non-interest bearing and has no collateral. On June 29, 2014, the parties entered into an Extension Agreement to extend the maturity date of the note payable to June 30, 2016.

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

Share Issuances

On May 13, 2010, the Company issued 14,112,250 common shares valued at $.0001 each to the three founders of the Company as compensation for services rendered to the Company. The shares issued were accounted for in accordance with the provisions of ASC Topic 718, Compensation—Stock-Compensation, under the prospective method, which requires the Company to recognize expense for all share-based compensation awards granted to employees. Compensation expense is determined based on the grant date fair value of share-based compensation awards and is recognized on a straight-line basis over the requisite service period of the award.

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

As of December 31, 2013, Mr. Clark had loaned the Company $11,958. The notes payable, are due on June 30, 2016, are non-interest bearing and have no collateral.

During the first six months of 2014, Mr. Clark loaned the Company an additional $6,060 in exchange for three notes payable, all of which are due on June 30, 2016. The notes are non-interest bearing and has no collateral.

NOTE 6 - SUBSEQUENT EVENT

In July 2014, Mr. Clark loaned the Company $5,500. The note payable, which is due on June 30, 2016, is non-interest bearing and has no collateral.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. As of June 30, 2014, we have an accumulated deficit of $142,076, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

We have no employees at this time. We intend to hire employees and engage independent contractors as justified by the demands of the business and depending on the availability of funding.

Results of Operations

Comparison of Three and Six Month Periods Ended June 30, 2014 and June 30, 2013

Revenue

We have not earned any revenues from our incorporation on May 13, 2010 to June 30, 2014. We are a development stage company and can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses increased by $3,953, or 679.2%, from $582 for the quarter ended June 30, 2013 to $4,535 for the quarter ended June 30, 2014.

Operating expenses increased by $6,821, or 188.5%, from $3,619 for the six month period ended June 30, 2013 to $10,440 for the six month period ended June 30, 2014.

The increase in operating expenses is primarily related to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement and Form 10-K during the first half of 2014.

Operating Loss

Our operating loss represents an increase of $3,953 from an operating loss of $582 for the quarter ended June 30, 2013 compared to an operating loss of $4,535 for the quarter ended June 30, 2014.

Our operating loss represents an increase of $6,821 from an operating loss of $3,619 for the six month period ended June 30, 2013 compared to an operating loss of $10,440 for the six month period ended June 30, 2014.

The increase in our operating loss for the six month period ended June 30, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement and Form 10-K report during the first half of 2014.

Net Loss

Net loss increased by $3,953, or 679.25%, from a net loss of $582 for the quarter ended June 30, 2013 to a net loss of $4,535 for the quarter ended June 30, 2014. The increase in net loss from the three month period ended June 30, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s Form 10-K during the second quarter of 2014,

Net loss increased by $6,821, or 188.5%, from a net loss of $3,619 for the six month period ended June 30, 2013 to a net loss of $10,440 for the six month period ended June 30, 2014. The increase in net loss from the six month period ended June 30, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement and Form 10-K during the first half of 2014.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred an accumulated deficit of $142,076. Our projected financial requirements for the next 12 months are $163,500.

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

Net Cash - Operating Activities

Net cash used in operating activities was $6,050 for the quarter ended June 30, 2014 and $3,619 for the quarter ended June 30, 2013.

Net Cash - Financing Activities

Net cash flow provided by financing activities was $6,060 for the six month period ended June 30, 2014 and $3,630 for the six month period ended June 30, 2013. The increase in cash provided by financing activities is primarily attributable to loans made to the Company by a shareholder of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company and its advisors are in the process of reviewing and completing a formal Disclosure Controls and Procedures policy and expects to have such a policy in place by the end of the third quarter 2014 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of 2014. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

• Establish and implement a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

• Employ the use of appropriate  SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue through fiscal 2014. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

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

None

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On May 23, 2014, Shawn P. Clark, CEO of the Company, loaned the Company $340. The note payable representing the indebtedness is due on June 30, 2016, is non-interest bearing with no collateral, and is attached as Exhibit 10.3 to this Report.

On June 29, 2014, the Company and Mr. Clark entered into an Extension Agreement in which the parties agreed to extend the Maturity Dates of existing indebtedness in the aggregate amount of $17,678 due from the Company to Mr. Clark from June 30, 2015 to June 30, 2016. A copy of the Extension Agreement is attached as Exhibit 10.4 to this Report.

On June 29, 2014, the Company and Synergy Law Group, LLC entered into an Extension Agreement in which the parties agreed to extend the Maturity Date of indebtedness in the amount of $34,541 due from the Company to Synergy Law Group, LLC from June 30, 2015 to June 30, 2016. A copy of the Extension Agreement is attached as Exhibit 10.5 to this Report.

Following the end of the period, on July 22, 2014, Mr. Clark loaned the Company $5,500. The note payable, is due on June 30, 2016, non-interest bearing with no collateral, and is attached as Exhibit 10.6 to this Report.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Incorporated by Reference Here
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013
3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013
4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013
10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013
10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014
10.3	Note Payable dated May 23, 2014 by the Company to Shawn P Clark	X
10.4	Extension Agreement dated June 30, 2014 between the Company and Shawn P. Clark	X
10.5	Extension Agreement dated June 30, 2014 between the Company and Synergy Law Group, LLC	X
10.6	Note Payable dated July 22, 2014 by the Company to Shawn P Clark	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: August 14, 2014	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)