Form 10-Q
period 2014-09-30
Key Link Assets Corp.
filed 2014-11-14
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock: 14,702,250 shares outstanding as of November 14, 2014.

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

KEY LINK ASSETS CORP.

BALANCE SHEETS

(UNAUDITED)

	September	December
	30, 2014	31, 2013
ASSETS
Current assets
Cash	$31	$19
Total current assets	31	19

Total assets	$31	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$31,335	$24,745
Total current liabilities	31,335	24,745

Long term liabilities
Note payable - shareholder	24,728	11,958
Note payable - other	34,541	34,541
Total long term liabilities	59,269	46,499

Total liabilities	90,604	71,244

Commitments and contingencies

Stockholders’ deficit
Preferred stock - 25,000,000 preferred shares
authorized with a par value of $0.0001; no shares
outstanding as of September 30, 2014 and December	-	-
31, 2013
Common stock - 100,000,000 common shares
authorized with a par value of $0.0001; 14,702,250
common shares issued and outstanding as of
September 30, 2014 and December 31, 2013	1,470	1,470
Additional paid in capital	58,941	58,941
Accumulated deficit	(150,984)	(131,636)
Total stockholders' deficit	(90,573)	(71,225)

Total liabilities and stockholders' deficit	$31	$19

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending		Nine months ending
	September	September	September	September
	30, 2014	30, 2013	30, 2014	30, 2013

Operating expenses
Rent	$-	$-	$-	$-
General and administrative	8,908	4,004	19,348	7,623
Total operating expenses	8,908	4,004	19,348	7,623

Operating loss	(8,908)	(4,004)	(19,348)	(7,623)

Other income (expense)	-	-	-	-

Net loss	($8,908)	($4,004)	($19,348)	($7,623)

Basic and diluted loss per share	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average number of
common shares outstanding	14,702,250	14,702,250	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2014	30, 2013
Cash flows from
Operating activities
Net loss	($19,348)	($7,623)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock compensation	-	-
Changes in operating assets and
liabilities
Prepaid rent	-	-
Accounts payable	6,590	800
Net cash used in
operating activities	(12,758)	(6,823)

Cash flows from
Financing Activities
Proceeds from shareholder loans	12,770	6,808
Proceeds from the sale of common stock	-	-
Net cash provided by financing
activities	12,770	6,808

Net change in cash	12	(15)

Cash at beginning of period	19	16
Cash at end of period	$31	$1

Supplemental information
Cash paid for
Interest	$ -	$ -
Taxes	$ -	$ -
Noncash transactions
Conversion of accounts payable to note payable	$ -	$ 34,541

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (May 13, 2010) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions.  The Company has elected to early adopt these provisions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2014, the Company had an accumulated deficit of $150,984, negative working capital of $31,304 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2013, Mr. Clark has loaned the Company $11,958. The note payable, due on June 30, 2016, is non-interest bearing and has no collateral.

During the first nine months of 2014, Mr. Clark loaned the Company an additional $12,770 in exchange for two notes payable, both of which are due on June 30, 2016. The notes are non-interest bearing and have no collateral.

NOTE 6 - SUBSEQUENT EVENT

In November 2014, Mr. Clark loaned the Company $2,000. The note payable, which is due on June 30, 2016, is non-interest bearing and has no collateral.

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

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2013. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. As of September 30, 2014, we have an accumulated deficit of $150,984, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

We have no employees at this time. We intend to hire employees and engage independent contractors as justified by the demands of the business and depending on the availability of funding.

Results of Operations

Comparison of Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013

Revenue

We have not earned any revenues from our incorporation on May 13, 2010 to September 30, 2014. We are a development stage company and can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses increased by $4,904, or 122.4%, from $4,004 for the quarter ended September 30, 2013 to $8,908 for the quarter ended September 30, 2014.

Operating expenses increased by $11,725, or 153.8%, from $7,623 for the nine month period ended September 30, 2013 to $19,348 for the nine month period ended September 30, 2014.

The increase in operating expenses for the three and nine month periods ended September 30, 2014 is primarily related to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement and the Form 10-Qs and Form 10-K filed during the first nine months of 2014.

Operating Loss

Our operating loss represents an increase of $4,904 from an operating loss of $4,004 for the quarter ended September 30, 2013 compared to an operating loss of $8,908 for the quarter ended September 30, 2014.

Our operating loss represents an increase of $11,725 from an operating loss of $7,623 for the nine month period ended September 30, 2013 compared to an operating loss of $19,348 for the nine month period ended September 30, 2014.

The increase in our operating loss for the three and nine month periods ended September 30, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement and the Form 10-Q and Form 10-K reports that were filed with the SEC during the first nine months of 2014.

Net Loss

Net loss increased by $4,904, or 122.4%, from a net loss of $4,004 for the quarter ended September 30, 2013 to a net loss of $8,908 for the quarter ended September 30, 2014. The increase in net loss from the three month period ended September 30, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s SEC compliance costs that were incurred during the third quarter of 2014.

Net loss increased by $11,725, or 153.8%, from a net loss of $7,623 for the nine month period ended September 30, 2013 to a net loss of $19,348 for the nine month period ended September 30, 2014. The increase in net loss from the nine month period ended September 30, 2014 is primarily attributable to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s registration statement and the Form 10-Q and Form 10-K reports that were filed with the SEC during the first nine months of 2014.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred an accumulated deficit of $150,984. Our projected financial requirements for the next 12 months are $163,500.

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

Net Cash - Operating Activities

Net cash used in operating activities was $12,758 for the nine months ended September 30, 2014 and $6,823 for the nine months ended September 30, 2013.

Net Cash - Financing Activities

Net cash flow provided by financing activities was $12,770 for the nine month period ended September 30, 2014 and $6,808 for the nine month period ended September 30, 2013. The increase in cash provided by financing activities is primarily attributable to loans made to the Company by a shareholder of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company and its advisors are in the process of reviewing and completing a formal Disclosure Controls and Procedures policy and expects to have such a policy in place by the end of the fourth quarter 2014 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of 2014. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

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

On July 22, 2014, Mr. Clark loaned the Company $6,110. The note payable, as amended, is due on June 30, 2016, non-interest bearing with no collateral, and is attached as Exhibit 10.6 to this Report.

On August 20, 2014, Mr. Clark loaned the Company $600. The note payable, is due on June 30, 2016, non-interest bearing with no collateral, and is attached as Exhibit 10.7 to this Report.

Following the end of the period, on November 7, 2014, Mr. Clark loaned the Company $2,000. The note payable, is due on June 30, 2016, non-interest bearing with no collateral, and is attached as Exhibit 10.8 to this Report.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Here
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013
3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013
4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013
10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013
10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014
10.3	Note Payable dated May 23, 2014 by the Company to Shawn P Clark		10.3	Form 10-Q File No. 333-190836	August 14, 2014
10.4	Extension Agreement dated June 30, 2014 between the Company and Shawn P. Clark		10.4	Form 10-Q File No. 333-190836	August 14, 2014
10.5	Extension Agreement dated June 30, 2014 between the Company and Synergy Law Group, LLC		10.5	Form 10-Q File No. 333-190836	August 14, 2014
10.6	Note Payable dated July 22, 2014 by the Company to Shawn P Clark, as amended	X
10.7	Note Payable dated August 20, 2014 by the Company to Shawn P Clark	X
10.8	Note Payable dated November 7, 2014 by the Company to Shawn P Clark	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: November 14, 2014	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)