Form 10-K
period 2014-12-31
Key Link Assets Corp.
filed 2015-04-13
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

[X] Yes  [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: Not Applicable

As of April 10, 2015 the registrant’s outstanding common stock consisted of 14,702,250 shares.

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

The U.S. retail grocery market includes a variety of distribution channels, from small grocery shops and convenience stores to supermarkets, specialty and natural food stores, warehouse stores and supercenters. According to Willard Bishop's June 2014 publication, The Future of Food Retailing, the U.S. retail market for groceries and consumables was approximately $1.1135 trillion in 2013. We intend to operate in the traditional supermarket channel, which accounted for nearly 46% of the retail grocery market in 2013. Total grocery sales were over $522.8 billion in 2013.

In The Future of Food Retailing, traditional supermarkets are defined as those offering a full line of groceries, meat and produce, with at least $2 million in annual sales, and no more than 15% of sales in general merchandise or health and beauty care. According to Willard Bishop's June 2014 publication, The Future of Food Retailing, the average traditional supermarket in the U.S. is approximately 53,500 square feet in size, carries 45,000 stock-keeping units (“SKUs”) and generates over $15 million in revenue each year. They typically carry anywhere from 15,000 to 60,000 SKUs, and may have a deli, bakery or pharmacy. In 2013, according to The Future of Food Retailing, there were 26,140 traditional supermarkets in the U.S. Traditional supermarkets have struggled to recover from the recession and continue to lose market share as consumers search for lower prices in the interest of reducing spending, or shift shopping trips to limited-assortment stores (which offer a limited number of SKUs), supercenters, and wholesale clubs. It is projected in The Future of Food Retailing that traditional supermarket sales will contract at an annual rate of 1.6% through 2017, and market share will have dropped to 44.8% in 2018, from 46.0% in 2013. According to The Future of Food Retailing, average weekly sales in 2013 for a traditional supermarket was $324,171.

The U.S. grocery industry, which is not immune to general economic downturns, has historically been characterized by low profit margins. The U.S. grocery industry is also susceptible to food inflation. It is predicted in The Future of Food Retailing that food inflation will average 3.0% over the next five years and that traditional supermarkets will not keep pace.

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

Increasing Focus on the Customer Shopping Experience- Supermarkets are focused on enhancing the consumer's shopping experience as a point of differentiation and being more responsive to consumer preferences through their consumer interactions and product offerings.

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

Increased use of Technology- Consumers are increasingly using technology as part of their shopping experience. According to Nina Meijers in the December 18, 2014 edition of Food-Tech Connect, the development of new online platforms and applications, many of them mobile, have resulted in the introduction of many same-day delivery services for groceries.

Increasing Online Grocery Sales  - Online grocery sales continue to grow. According to Sarah Halzack in the January 20, 2015 edition of The Washington Post, online grocery sales grew at an annual rate of 14.1 percent over the last five years and they are expected to grow at a rate of 9.6 percent between 2014 and 2018. While online sales totaled an estimated $10.9 billion in 2014, they still only represented 1.9% of total grocery sales. By 2018, that percentage is expected to grow to 2.9%. For online stores, about 30% of their sales come from “non-food items” compared to the 14% generated by the “brick-and mortar” stores.

Focus on multicultural offerings - An increasingly culturally diverse customer population, coupled with a need to differentiate their product offerings from those of their competitors, has motivated some grocery stores to offer a wider variety of products. According to Zach Baliva in the January/February 2015 issue of the Hipanic Executive, experts predict the Hispanic food and beverage market to grow from $8 billion to $11 billion in the next two years alone, and salsa has topped ketchup as the nation’s number one condiment.

Description of Business

The Company

We were incorporated on May 13, 2010 in the State of Delaware. We have no subsidiaries. The Company has not been the subject of any bankruptcy, receivership or similar proceedings or any reclassification, merger or consolidation proceedings.

Our independent auditors have indicated, in their report on our December 31, 2014 and 2013 financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The going concern consideration is based on the Company’s absence of revenues to date.

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

As of the date of this report, the Company has not yet acquired any grocery stores or commenced operations. The Company's primary activities since incorporation have been organizational in nature and related to the Company’s formation and registration statement and development of its business plan. The Company has not generated any revenues from these activities.

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

• Floral

• Beer, wine and spirits

• Health and beauty care

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our budget for the upcoming twelve months is based on implementing operations at a conservative level, which will be funded by revenue generated from operations (after acquisitions occur) or, in the meantime, public or private offering of securities, commercial financing, loans from officers or directors or a combination of these means. We have not yet made plans to conduct a securities offering or obtain commercial financing. Since the effective date of our registration statement, one of our major shareholders has loaned money to the Company to cover the costs incurred by the Company to maintain compliance with its SEC reporting requirements. Funds necessary to achieve our proposed milestones and implement our business operations may not be available in amounts necessary or at all. We will not be able to begin implementing our business plan until we have secured financing to begin operations. The unavailability of additional financing could prevent or delay implementation of the Company’s business plan and may require the Company to curtail or terminate its operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. The costs associated with operation of the Company as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Subject to securing financing to commence operations, we plan to complete our milestones as follows:

0 to 3 Months

The Company plans to recruit an experienced Chief Operating Officer with expertise in the acquisition and management of grocery stores. We expect to offer a base salary of $50,000 and incentive compensation (a combination of stock options and cash bonuses) tied to the overall profitability of the Company. The precise details of the incentive compensation and the targeted profitability that would trigger the payment of the incentive compensation have not yet been determined.

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

The anticipated expenditures for the first three months of operation include the purchase of a computer, a printer and accounting software; compensation for a Chief Operating Officer; legal fees; part-time administrative personnel; and  expenses incurred in the search for and investigation of potential acquisition opportunities.

4 to 6 Months

Pending availability of funds, the Company expects to complete its initial acquisition of an operating grocery store during this period, at which time it is expected to begin to generate revenue. The Company expects to finance the acquisition with a combination of deferred compensation, notes payable to the former owner(s) and equity. The Company will not pay cash for any of the acquisitions that it makes during the early stages of operation.

The Company will begin to assemble a network of grocery industry consultants to search for potential acquisitions. The compensation of the consultants will be directly tied to their ability to identify and close desirable acquisitions and the post-acquisition performance of those acquisitions.

The anticipated expenditures for this three-month period include: accounting and legal expenses associated with the Company’s compliance with SEC reporting requirements; salary for a Chief Operating Officer; legal fees;  part-time administrative personnel; marketing activities, and expenses incurred in the search for and investigation of potential acquisition opportunities.

7 to 9 Months

The Company expects to make a second acquisition during this period.  The anticipated expenditures for this three-month period include accounting and legal expenses associated with the Company’s compliance with SEC reporting requirements; salary for a Chief Operating Officer, legal fees; full-time administrative personnel; marketing activities; and expenses incurred in the search for and investigation of potential acquisition opportunities.

10 to 12 Months

The Company expects to make a third acquisition during this period. The anticipated expenditures for this three-month period include accounting and legal expenses associated with the Company’s compliance with SEC reporting requirements; salary for a Chief Operating Officer; legal fees; full-time administrative personnel; full-time Purchasing Manager; marketing activities; and expenses incurred in the search for and investigation of potential acquisition opportunities.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are issued in registered form. Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, is our stock transfer agent. They can be contacted by telephone at 727-289-0010 and by facsimile at 727-483-5436.

Market Information

On October 30, 2014, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is “KYLK.” There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The Company became a reporting company on February 14, 2014, when the U.S. Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-1/A registering 590,000 shares of our common stock.

As of the date of this report, we have 14,702,250 shares of common stock, 14,112,250 of which are owned by our controlling shareholders and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our stock is listed on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, as such, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

Holders

As at the date of this report, we have 40 shareholders. Each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the expansion of our business, and we do not anticipate paying any cash dividends on its common stock.

Securities authorized for issuance under equity compensation plans

We have 5,000,000 shares reserved for issuance pursuant to our incentive compensation plan, under which no awards have been made.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2014.

Penny Stock

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of their residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Selected Financial Data

The Company was organized on May 13, 2010. Our total current assets as of December 31, 2014 and 2013 were $15 and $19, respectively, our current liabilities were $46,168 and $24,745, respectively, and our total liabilities were $108,287 and $71,244, respectively. Our total stockholders’ deficit was $108,272 and $71,225, respectively as of December 31, 2014 and 2013. As of December 31, 2014, the Company held cash and cash equivalents in the amount of $15. From inception through December 31, 2014, we accumulated a loss of $168,683.

Plan of Operation

We have not yet started operations or generated or realized any revenues from our business operations. The Company does not own any grocery stores and has no current plans, proposals or arrangements, written or otherwise, to acquire any grocery stores. The Company has not identified any potential acquisition targets.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because as of December 31, 2014 we have an accumulated deficit of $168,683, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

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

The Company has minimal cash and currently carries total liabilities of $108,287. In order to sustain viability until commencement of operations, the Company has relied principally upon loans from our President. As of the date of the filing of this Report, such loans are in the aggregate amount of $28,350.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred expenses of $168,683. Our projected financial requirements for the next 12 months are $163,500.

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

Results of Operations

Revenue

We have not earned any revenues from our incorporation on May 13, 2010 to December 31, 2014. We can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses increased by $4,377, or 13.4%, from $32,670 for the year ended December 31, 2013 to $37,047 for the year ended December 31, 2014. The increase in operating expenses for the year ended December 31, 2014 is primarily related to the increase in accounting and Edgar conversion fees related to the filing of the Company’s registration statement, Form 10-Qs, and Form 10-K.

Operating Loss

Our operating loss increased by $4,377, or 13.4%, from $32,670 for the year ended December 31, 2013 to $37,047 for the year ended December 31, 2014. The increase in operating losses for the year ended December 31, 2014 is primarily related to the increase in accounting and Edgar conversion fees related to the filing of the Company’s registration statement, Form 10-Qs, and Form 10-K.

Net Loss

Our net loss increased by $4,377, or 13.4%, from $32,670 for the year ended December 31, 2013 to $37,047 for the year ended December 31, 2014. The increase in the net loss for the year ended December 31, 2014 is primarily related to the increase in accounting and Edgar conversion fees related to the filing of the Company’s registration statement, Form 10-Qs, and Form 10-K.

Important Assumptions

Start-up companies involve a high degree of risk and many companies never commence operations or achieve their business plans.  At this stage without having commenced operations, we are unable to determine whether we will be able to sufficiently convert our business plan into a successful business operation. The implementation of our business plan will be possible only upon obtaining sufficient funding.

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

December 31, 2014 and 2013

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of

Key Link Assets Corp.

Chicago, IL

We have audited the accompanying balances sheet of Key Link Assets Corp., (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Link Assets Corp., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 10, 2015

KEY LINK ASSETS CORP.

BALANCE SHEETS

	December	December
	31, 2014	31, 2013
ASSETS
Current assets
Cash	$15	$19
Total current assets	15	19

Total assets	$15	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$46,168	$24,745
Total current liabilities	46,168	24,745

Long term liabilities
Note payable - shareholder	27,578	11,958
Note payable - other	34,541	34,541
Total long term liabilities	62,119	46,499

Total liabilities	108,287	71,244

Commitments and contingencies

Stockholders’ deficit
Preferred stock - 25,000,000 preferred shares
authorized with a par value of $0.0001; no shares
outstanding as of December 31, 2014 and December	-	-
31, 2013
Common stock - 100,000,000 common shares
authorized with a par value of $0.0001; 14,702,250
common shares issued and outstanding as of
December 31, 2014 and December 31, 2013	1,470	1,470
Additional paid in capital	58,941	58,941
Accumulated deficit	(168,683)	(131,636)
Total stockholders' deficit	(108,272)	(71,225)

Total liabilities and stockholders' deficit	$15	$19

The accompanying notes are an integral part of the financial statements.

KEYLINK ASSETS CORP.

STATEMENTS OF OPERATIONS

	Year	Year
	Ending	Ending
	December	December
	31, 2014	31, 2013

Operating expenses
Rent	$-	$-
General and administrative	37,047	32,670
Total operating expenses	37,047	32,670

Operating loss	(37,047)	(32,670)

Other income (expense)	-	-

Net loss	($37,047)	($32,670)

Basic and diluted loss per share	($0.00)	($0.00)

Weighted average number of
common shares outstanding	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	14,702,250	$1,470	$58,941	($98,966)	($38,555)

Net loss	-	-	-	(32,670)	(32,670)

Balance at December 31, 2013	14,702,250	1,470	58,941	(131,636)	(71,225)

Net loss				(37,047)	(37,047)

Balance at December 31, 2014	14,702,250	$1,470	$58,941	($168,683)	($108,272)

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF CASH FLOWS

	Year	Year
	Ending	Ending
	December	December
	31, 2014	31, 2013
Cash flows from
Operating activities
Net loss	($37,047)	($32,670)
Adjustments to reconcile net loss to
net cash used in operating activities
Changes in operating assets and
Liabilities
Accounts payable	21,423	24,745
Net cash used in
operating activities	(15,624)	(7,925)

Cash flows from
Financing Activities
Proceeds from shareholder loans	15,620	7,928
Net cash provided by financing
Activities	15,620	7,928

Net change in cash	(4)	3

Cash at beginning of period	19	16
Cash at end of period	$15	$19

Supplemental information
Cash paid for
Interest	$ -	$ -
Taxes	$ -	$ -
Noncash transactions
Conversion of accounts payable to note payable	$ -	$34,541

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Key Link Assets Corp. (the "Company") was incorporated in the State of Delaware on May 13, 2010 for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. Thereafter, the Company changed its focus and now plans to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

As of the date of this report, the Company has not yet commenced operations. The Company's primary activities since incorporation have been organizational in nature and related to the Company’s formation and the filing of a registration statement. The Company has not generated any revenues from these activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles.

Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (May 13, 2010) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014.

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

Cash and cash equivalents

Cash and cash equivalents include cash in banks.  The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred no advertising expense for the years ended December 31, 2014 and 2013.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2014, the Company had an accumulated deficit of $168,683, negative working capital of $46,153 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at December 31, 2014 and 2013 as follows:

	2014	2013
Deferred tax assets:
Net operating losses	$57,400	$44,900
Total deferred tax assets	57,400	44,900
Less: valuation allowance	(57,400)	(44,900)
Deferred tax assets, net	$ -	$ -

As of December 31, 2014, for U.S. federal income tax reporting purposes, the Company has approximately $169,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2030. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain and the Company has recorded valuation allowance of approximately $57,400 and $44,900 as of December 31, 2014 and 2013, respectively.

The difference between the statutory tax rate (34%) and the effective tax rate (0%) of the Company relates to the change in the valuation allowance for each respective period.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ending December 31, 2014 and 2013 the Company owes Mr. Clark, the Company’s President and Chief Executive Officer $27,578 and $11,958, respectively. The notes payable for these loans, which are due on June 30, 2016, are non-interest bearing and have no collateral.

NOTE 7 - NOTE PAYABLE

On September 29, 2013, a creditor of the Company converted accounts payable in the amount of $34,541 into a note payable. The note payable, which is due on June 30, 2016, is non-interest bearing and has no collateral.

NOTE 8 - SUBSEQUENT EVENT

In March 2015, Mr. Clark loaned the Company $772. The note payable, which is due on June 30, 2016, is non-interest bearing and has no collateral.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company and its advisors are considering the implementation of a formal Disclosure Controls and Procedures policy and hopes to have such a policy in place by the end of the third quarter 2015 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the fourth quarter 2015. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

• Establish and implement a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

• Employ the use of appropriate  SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans is expected to be initiated and continued through 2015. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and positions of our executive officers and directors as of the date hereof are as follows:

Name	Age	Position
Shawn P. Clark	46	President, CEO and Director
Tysen J. Kamin	31	Vice President, COO and Director

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

Board Committees

We do not have an audit committee, compensation committee or nominations and governance committee. During 2015, our board of directors expects to create such committees, in compliance with established corporate governance requirements.

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

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. Currently, our directors serve without compensation. Upon commencement of operations and after generation of revenue, we expect to compensate non-management directors through cash compensation and stock option or restricted stock grants under our 2010 Incentive Compensation Plan. We plan to pay non-management directors $5,000 per year in cash and to provide restrictive stock grants to such directors of 25,000 shares per year which would vest one year from issuance. Our management directors do not receive any additional cash compensation for service on the Board.

Indebtedness of Directors and Executive Officers

None of our executive officers or present or proposed directors, or their respective associates or affiliates, is indebted to us.

As of the date hereof, the Company owes a balance of $28,350 to Shawn Clark, the CEO of the Company, under notes payable by the Company to Mr. Clark which are due on June 30, 2016, and are non-interest bearing and have no collateral.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shawn P. Clark President, Chief Executive Officer and Director	2014 2013	- -	- -	- -	- -	- -	- -	- -	- -
Tysen J. Kamin Vice President, Chief Operating Officer and Director	2014 2013	- -	- -	- -	- -	- -	- -	- -	- -

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

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. Currently our directors serve without compensation. Upon commencement of operations and after generation of revenue, we expect to compensate non-management directors through cash compensation and stock option or restricted stock grants under our 2010 Incentive Compensation Plan. We plan to pay non-management directors $5,000 per year in cash and to provide restrictive stock grants to such directors of 25,000 shares per year which would vest one year from issuance. Our management directors do not receive any additional cash compensation for service on the Board.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On May 13, 2010, we adopted the 2010 Incentive Compensation Plan. The following table provides information as of December 31, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

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

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 31, 2015 by:

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

On October 1, 2012 the Company entered into a lease for $5,000 per month with Bella Group Investments, an entity affiliated by common ownership with certain of the Company’s shareholders. The lease expired on August 31, 2011 and was not renewed. The office space is currently being provided to the Company rent free by Bella Group Investments. Bella Group Investments is owned in part by Shawn Clark, CEO of the Company,

As of the date hereof, the Company owes a balance of $28,350 to Shawn Clark, the CEO of the Company, under notes payable by the Company to Mr. Clark which are due on June 30, 2016, and are non-interest bearing and have no collateral.

Director Independence

Neither of our directors is an “independent director” as defined under NASDAQ rules and by the regulations of the SEC.

Item 14.  Principal Accounting Fees and Services

For the year ended December 31, 2014, the total fees charged to the Company for audit services were approximately $4,000. These audit fees were incurred for the audit of the Company’s annual financial statements. The Company incurred approximately $6,400 for tax or other various financial statement consulting services for the year ended December 31, 2014.

For the year ended December 31, 2013, the total fees charged to the Company for audit services were approximately $6,000. These audit fees were incurred for the audit of the Company’s annual financial statements. The Company incurred approximately $3,300 for tax or other various financial statement consulting services for the year ended December 31, 2013.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were approved by board action in 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013
3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013
4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013
10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013
10.2	Form of Option Agreement under 2010 Incentive Compensation Plan	X
10.3	Note Payable dated December 21, 2012 by the Company to Shawn Clark		10.2	Form S-1/A File No. 333-190836	October 23, 2013
10.4	Note Payable dated January 24, 2013 by the Company to Shawn Clark		10.3	Form S-1/A File No. 333-190836	October 23, 2013
10.5	Note Payable dated March 9, 2013 by the Company to Shawn Clark		10.4	Form S-1/A File No. 333-190836	October 23, 2013
10.6	Note Payable dated May 31, 2013 by the Company to Shawn Clark		10.5	Form S-1/A File No. 333-190836	October 23, 2013
10.7	Note Payable dated September 29, 2013 by the Company to Shawn Clark		10.6	Form S-1/A File No. 333-190836	January 21, 2014
10.8	Note Payable dated November 12, 2013 by the Company to Shawn Clark		10.7	Form S-1/A File No. 333-190836	January 21, 2014
10.9	Extension Agreement dated December 20, 2013 between the Company and Shawn P. Clark		10.8	Form S-1/A File No. 333-190836	January 21, 2014
10.10	Note Payable dated September 29, 2013 by the Company to Synergy Law Group, LLC		10.9	Form S-1/A File No. 333-190836	January 21, 2014
10.11	Loan Commitment dated December 20, 2013 by Shawn P. Clark to the Company		10.19	Form S-1/A File No. 333-190836	January 21, 2014
10.12	Loan Commitment dated December 15, 2013 by Shawn P. Clark, Dena M. Womack, Tysen J. Kamin, Christopher J. Dunkel and Glenn Petersen to the Company		10.11	Form S-1/A File No. 333-190836	January 21, 2014
10.13	Note Payable dated February 19, 2014 by the Company to Shawn Clark		10.13	Form 10-K File No. 333-190836	April 15, 2014
10.14	Note Payable dated March 13, 2014 by the Company to Shawn Clark		10.14	Form 10-Q File No. 333-190836	May 20, 2014
10.15	Note Payable dated May 23, 2014 by the Company to Shawn Clark		10.3	Form 10-Q File No. 333-190836	August 14, 2014
10.16	Extension Agreement dated June 30, 2014 between the Company and Shawn P. Clark		10.4	Form 10-Q File No. 333-190836	August 14, 2014
10.17	Extension Agreement dated June 30, 2014 between the Company and Synergy Law Group, LLC		10.5	Form 10-Q File No. 333-190836	August 14, 2014

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.18	Note Payable dated July 22, 2014 by the Company to Shawn P. Clark, as amended		10.6	Form 10-Q File No. 333-190836	November 14, 2014
10.19	Note Payable dated August 20, 2014 by the Company to Shawn P. Clark		10.7	Form 10-Q File No. 333-190836	November 14, 2014
10.20	Note Payable dated November 7, 2014 by the Company to Shawn P. Clark		10.8	Form 10-Q File No. 333-190836	November 14, 2014
10.21	Note Payable dated November 24, 2014 by the Company to Shawn P. Clark	X
10.22	Note Payable dated March 2, 2015 by the Company to Shawn P. Clark	X
21	Subsidiaries of the Registrant	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: April 10, 2015	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SHAWN P. CLARK	President, Chief Executive Officer and Director (principal executive officer)	April 10, 2015
Shawn P. Clark

/S/ TYSEN J. KAMIN	Vice President,	April 10, 2015
Tysen J. Kamin	Chief Operating Officer and Director (principal financial and accounting officer)