Form 10-Q
period 2015-03-31
Key Link Assets Corp.
filed 2015-05-15
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________________________________________

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

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

Common Stock: 14,702,250 shares outstanding as of May 15, 2015.

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

KEY LINK ASSETS CORP.

BALANCE SHEETS

(UNAUDITED)

	March	December
	31, 2015	31, 2014
ASSETS
Current assets
Cash	$14	$15
Total current assets	14	15

Total assets	$14	$15

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$44,543	$46,168
Total current liabilities	44,543	46,168

Long term liabilities
Note payable - shareholder	31,370	27,578
Note payable - other	34,541	34,541
Total long term liabilities	65,911	62,119

Total liabilities	110,454	108,287

Commitments and contingencies

Stockholders’ deficit
Preferred stock - 25,000,000 preferred shares
authorized with a par value of $0.0001; no shares
outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock - 100,000,000 common shares
authorized with a par value of $0.0001; 14,702,250
common shares issued and outstanding as of
March 31, 2015 and December 31, 2014	1,470	1,470
Additional paid in capital	58,941	58,941
Accumulated deficit	(170,851)	(168,683)
Total stockholders' deficit	(110,440)	(108,272)

Total liabilities and stockholders' deficit	$14	$15

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending
	March	March
	31, 2015	31, 2014
Operating expenses

General and administrative	$ 2,168	$ 5,905
Total operating expenses	2,168	5,905

Operating loss	(2,168)	(5,905)

Other income (expense)	-	-

Net loss	$ (2,168)	$ (5,905)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ending
	March	March
	31, 2015	31, 2014
Cash flows from
Operating activities
Net loss	$(2,168)	$(5,905)
Adjustments to reconcile net loss to
net cash used in operating activities
Changes in operating assets and
liabilities
Accounts payable	(1,625)	190
Net cash used in
operating activities	(3,793)	(5,715)

Cash flows from
Financing Activities
Proceeds from shareholder loans	3,792	5,720
Net cash provided by financing
activities	3,792	5,720

Net change in cash	(1)	5

Cash at beginning of period	15	19
Cash at end of period	$14	$24

Supplemental information
Cash paid for
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (May 13, 2010) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has adopted these provisions and consequently these additional disclosures are not included in these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2015, the Company had an accumulated deficit of $170,851 negative working capital of $44,529 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

There have been no stock issuances for the period ended March 31, 2015.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2014, Mr. Clark had loaned the Company $27,578. The notes payable, are due on June 30, 2016, are non-interest bearing and have no collateral.

During the first quarter of 2015, Mr. Clark loaned the Company an additional $3,792 in exchange for two notes payable, both of which are due on June 30, 2016. The notes are non-interest bearing and has no collateral.

NOTE 6 - SUBSEQUENT EVENT

During the second quarter of 2015, Mr. Clark loaned the Company $2,750. The note payable, which is due on June 30, 2016, is non-interest bearing and has no collateral.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. As of March 31, 2015, we have an accumulated deficit of $170,851, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

We have no employees at this time. We intend to hire employees and engage independent contractors as justified by the demands of the business and depending on the availability of funding.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2015 and March 31, 2014

Revenue

We have not earned any revenues for the three months ended March 31, 2015 and 2014. We are a development stage company and can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses decreased by $3,737, or 63.3%, from $5,905 for the quarter ended March 31, 2014 to $2,168 for the quarter ended March 31, 2015.

The decrease in operating expenses is primarily related to the decrease in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company’s registration statement.

Operating Loss

Our operating loss represents a decrease of $3,737 from an operating loss of $5,905 for the quarter ended March 31, 2014 compared to operating loss of $2,168 for the quarter ended March 31, 2015.

The decrease in our operating loss for the quarter ended March 31, 2015 is primarily attributable to the decrease in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company’s registration statement.

Net Loss

Net loss decreased by $3,737, or 63.3%, from a net loss of $5,905 for the quarter ended March 31, 2014 to net loss of $2,168 for the quarter ended March 31, 2015. The decrease in net loss from the period ended March 31, 2015 is primarily attributable to the decrease in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company’s registration statement.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred expenses of $170,851. Our projected financial requirements for the next 12 months are $163,500.

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

Net Cash - Operating Activities

Net cash used in operating activities was $3,793 for the quarter ended March 31, 2015 and $5,715 for the quarter ended March 31, 2014.

Net Cash - Financing Activities

Net cash flow provided by financing activities was $3,792 for the quarter ended March 31, 2015 and $5,720 for the quarter ended March 31, 2014. The cash provided by financing activities is primarily attributable to loans made to the Company by a shareholder of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The implementation of these remediation plans has been initiated and will continue through the first half of fiscal 2015. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

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

None

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013

3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013

4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013

10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013

10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014

10.3	Note Payable dated December 21, 2012 by the Company to Shawn Clark		10.2	Form S-1/A File No. 333-190836	October 23, 2013

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.4	Note Payable dated January 24, 2013 by the Company to Shawn Clark		10.3	Form S-1/A File No. 333-190836	October 23, 2013

10.5	Note Payable dated March 9, 2013 by the Company to Shawn Clark		10.4	Form S-1/A File No. 333-190836	October 23, 2013

10.6	Note Payable dated May 31, 2013 by the Company to Shawn Clark		10.5	Form S-1/A File No. 333-190836	October 23, 2013

10.7	Note Payable dated September 29, 2013 by the Company to Shawn Clark		10.6	Form S-1/A File No. 333-190836	January 21, 2014

10.8	Note Payable dated November 12, 2013 by the Company to Shawn Clark		10.7	Form S-1/A File No. 333-190836	January 21, 2014

10.9	Extension Agreement dated December 20, 2013 between the Company and Shawn P. Clark		10.8	Form S-1/A File No. 333-190836	January 21, 2014

10.10	Note Payable dated September 29, 2013 by the Company to Synergy Law Group, LLC		10.9	Form S-1/A File No. 333-190836	January 21, 2014

10.11	Loan Commitment dated December 20, 2013 by Shawn P. Clark to the Company		10.19	Form S-1/A File No. 333-190836	January 21, 2014

10.12	Loan Commitment dated December 15, 2013 by Shawn P. Clark, Dena M. Womack, Tysen J. Kamin, Christopher J. Dunkel and Glenn Petersen to the Company		10.11	Form S-1/A File No. 333-190836	January 21, 2014

10.13	Note Payable dated February 19, 2014 by the Company to Shawn Clark		10.13	Form 10-K/A File No. 333-190836	April 16, 2014

10.14	Note Payable dated March 13, 2014 by the Company to Shawn Clark		10.14	Form 10-Q File No. 333-190836	May 20, 2014

10.15	Note Payable dated May 23, 2014 by the Company to Shawn Clark		10.3	Form 10-Q File No. 333-190836	August 14, 2014

10.16	Extension Agreement dated June 30, 2014 between the Company and Shawn P. Clark		10.4	Form 10-Q File No. 333-190836	August 14, 2014

10.17	Extension Agreement dated June 30, 2014 between the Company and Synergy Law Group, LLC		10.5	Form 10-Q File No. 333-190836	August 14, 2014

10.18	Note Payable dated July 22, 2014 by the Company to Shawn P. Clark, as amended		10.6	Form 10-Q File No. 333-190836	November 14, 2014

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.19	Note Payable dated August 20, 2014 by the Company to Shawn P. Clark		10.7	Form 10-Q File No. 333-190836	November 14, 2014

10.20	Note Payable dated November 7, 2014 by the Company to Shawn P. Clark		10.8	Form 10-Q File No. 333-190836	November 14, 2014

10.21	Note Payable dated November 24, 2014 by the Company to Shawn P. Clark		10.21	Form 10-K File No. 333-19083	April 13, 2015

10.22	Note Payable dated March 2, 2015 by the Company to Shawn P. Clark		10.22	Form 10-K File No. 333-190836	April 13, 2015

10.23	Note Payable dated March 20, 2015 the Company to Shawn P. Clark	X
10.24	Note Payable dated May 5, 2015 the Company to Shawn P. Clark	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: May 15, 2015	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)