Form 10-Q
period 2015-06-30
Key Link Assets Corp.
filed 2015-08-14
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Common Stock: 14,702,250 shares outstanding as of August 14, 2015.

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

KEY LINK ASSETS CORP.

BALANCE SHEETS

(UNAUDITED)

	June	December
	30, 2015	31, 2014
ASSETS
Current assets
Cash	$4	$15
Total current assets	4	15

Total assets	$4	$15

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$48,567	$46,168
Total current liabilities	48,567	46,168

Long term liabilities
Note payable - shareholder	35,095	27,578
Note payable - other	34,541	34,541
Total long term liabilities	69,636	62,119

Total liabilities	118,203	108,287

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock - 25,000,000 preferred shares
authorized with a par value of $0.0001; no shares
outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock - 100,000,000 common shares
authorized with a par value of $0.0001; 14,702,250
common shares issued and outstanding as of
June 30, 2015 and December 31, 2014	1,470	1,470
Additional paid in capital	58,941	58,941
Accumulated deficit	(178,610)	(168,683)
Total stockholders' deficit	(118,199)	(108,272)

Total liabilities and stockholders' deficit	$4	$15

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending		Six months ending
	June	June	June	June
	30, 2015	30, 2014	30, 2015	30, 2014

Operating expenses
General and administrative	$7,759	$4,535	$9,927	$10,440
Total operating expenses	7,759	4,535	9,927	10,440

Operating loss	(7,759)	(4,535)	(9,927)	(10,440)

Other income (expense)	-	-	-	-

Net loss	$(7,759)	$(4,535)	$(9,927)	$(10,440)

Basic and diluted loss per share	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average number of
common shares outstanding	14,702,250	14,702,250	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June	June
	30, 2015	30, 2014
Cash flows from
Operating activities
Net loss	$(9,927)	$(10,440)
Adjustments to reconcile net loss to
net cash used in operating activities
Changes in operating assets and
liabilities
Accounts payable	2,399	4,390
Net cash used in
operating activities	(7,528)	(6,050)

Cash flows from
Financing Activities
Proceeds from shareholder loans	7,517	6,060
Net cash provided by financing
activities	7,517	6,060

Net change in cash	(11)	10

Cash at beginning of period	15	19
Cash at end of period	$4	$29

Supplemental information
Cash paid for
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (May 13, 2010) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014. The Company has adopted these provisions and consequently these additional disclosures are not included in these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2015, the Company had an accumulated deficit of $178,610, negative working capital of $48,563 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

NOTE 3 - NOTE PAYABLE OTHER

On September 29, 2013, a creditor of the Company converted accounts payable in the amount of $34,541 into a note payable. The note payable, which is due on June 30, 2017, is non-interest bearing and has no collateral.

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

There have been no stock issuances for the period ended June 30, 2015.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2014, Mr. Clark has loaned the Company $27,578. The notes payable, are due on June 30, 2017, are non-interest bearing and have no collateral.

During the first six months of 2015, Mr. Clark loaned the Company an additional $7,517 in exchange for four notes payable, all of which are due on June 30, 2017. The notes are non-interest bearing and have no collateral.

NOTE 6 - SUBSEQUENT EVENT

During the third quarter of 2015 through July 31, 2015, Mr. Clark loaned the Company $300. The loan is due on June 30, 2017, is non-interest bearing and has no collateral.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements, including the notes thereto, appearing elsewhere in this Report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily occur.  This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. As of June 30, 2015, we have an accumulated deficit of $178,610, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

We have no employees at this time. We intend to hire employees and engage independent contractors as justified by the demands of the business and depending on the availability of funding.

Results of Operations

Comparison of Three and Six Month Periods Ended June 30, 2015 and June 30, 2014

Revenue

We have not earned any revenues for the three and six months ended June 30, 2015 and 2014. We can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses increased by $3,224, or 71%, from $4,535 for the three month period ended June 30, 2014 to $7,759 for the three month period ended June 30, 2015.

Operating expenses decreased by $513, or 5.0%, from $10,440 for the six month period ended June 30, 2014 to $9,927 for the six month period ended June 30, 2015.

The increase in our operating expenses for the three month period ended June 30, 2015 is primarily attributable to the increase in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company's registration statement.

The decrease in operating expenses for the six month period ended June 30, 2015 is primarily related to the decrease in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company's registration statement.

Operating Loss

Our operating loss increased by $3,224, from $4,535 for the three month period ended June 30, 2014 to $7,759 for the three month period ended June 30, 2015.

Our operating loss decreased by $513, from $10,440 for the six month period ended June 30, 2014 to $9,927 for the six month period ended June 30, 2015.

The increase in our operating loss for the three month period ended June 30, 2015 is primarily attributable to the increase in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company's registration statement.

The decrease in our operating loss for the six month period ended June 30, 2015 is primarily attributable to the decrease in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company's registration statement.

Net Loss

Net loss increased by $3,224, or 71%, from a net loss of $4,535 for the three month period ended June 30, 2014 to a net loss of $7,759 for the three month period ended June 30, 2015.

Net loss decreased by $513, or 5.0%, from a net loss of $10,440 for the six month period ended June 30, 2014 to a net loss of $9,927 for the six month period ended June 30, 2015.

The increase in our net loss for the three month period ended June 30, 2015 is primarily attributable to the increase in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company's registration statement.

The decrease in net loss from the six month period ended June 30, 2015 is primarily attributable to the decrease in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2014 related to the filing of the Company's registration statement.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred expenses of $178,610. Our projected financial requirements for the next 12 months are $163,500.

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

Net Cash - Operating Activities

Net cash used in operating activities was $7,528 for the six month period ended June 30, 2015 and $6,050 for the six month period ended June 30, 2014.

Net Cash - Financing Activities

Net cash flow provided by financing activities was $7,517 for the six month period ended June 30, 2015 and $6,060 for the six month period ended June 30, 2014. The cash provided by financing activities is primarily attributable to loans made to the Company by a shareholder of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company and its advisors are in the process of reviewing and completing a formal Disclosure Controls and Procedures policy and expects to have such a policy in place by the end of the fourth quarter 2015 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the first quarter 2016. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

•

Establish and implement a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K; and

•

Employ the use of appropriate  SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue through the second half of fiscal 2015. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

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

None

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013

3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013

4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013

10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013

10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.3	Note Payable dated December 21, 2012 by the Company to Shawn Clark		10.2	Form S-1/A File No. 333-190836	October 23, 2013

10.4	Note Payable dated January 24, 2013 by the Company to Shawn Clark		10.3	Form S-1/A File No. 333-190836	October 23, 2013

10.5	Note Payable dated March 9, 2013 by the Company to Shawn Clark		10.4	Form S-1/A File No. 333-190836	October 23, 2013

10.6	Note Payable dated May 31, 2013 by the Company to Shawn Clark		10.5	Form S-1/A File No. 333-190836	October 23, 2013

10.7	Note Payable dated September 29, 2013 by the Company to Shawn Clark		10.6	Form S-1/A File No. 333-190836	January 21, 2014

10.8	Note Payable dated November 12, 2013 by the Company to Shawn Clark		10.7	Form S-1/A File No. 333-190836	January 21, 2014

10.9	Extension Agreement dated December 20, 2013 between the Company and Shawn P. Clark		10.8	Form S-1/A File No. 333-190836	January 21, 2014

10.10	Note Payable dated September 29, 2013 by the Company to Synergy Law Group, LLC		10.9	Form S-1/A File No. 333-190836	January 21, 2014

10.11	Loan Commitment dated December 20, 2013 by Shawn P. Clark to the Company		10.19	Form S-1/A File No. 333-190836	January 21, 2014

10.12	Loan Commitment dated December 15, 2013 by Shawn P. Clark, Dena M. Womack, Tysen J. Kamin, Christopher J. Dunkel and Glenn Petersen to the Company		10.11	Form S-1/A File No. 333-190836	January 21, 2014

10.13	Note Payable dated February 19, 2014 by the Company to Shawn Clark		10.13	Form 10-K/A File No. 333-190836	April 16, 2014

10.14	Note Payable dated March 13, 2014 by the Company to Shawn Clark		10.14	Form 10-Q File No. 333-190836	May 20, 2014

10.15	Note Payable dated May 23, 2014 by the Company to Shawn Clark		10.3	Form 10-Q File No. 333-190836	August 14, 2014

10.16	Extension Agreement dated June 30, 2014 between the Company and Shawn P. Clark		10.4	Form 10-Q File No. 333-190836	August 14, 2014

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.17	Extension Agreement dated June 30, 2014 between the Company and Synergy Law Group, LLC		10.5	Form 10-Q File No. 333-190836	August 14, 2014

10.18	Note Payable dated July 22, 2014 by the Company to Shawn P. Clark, as amended		10.6	Form 10-Q File No. 333-190836	November 14, 2014

10.19	Note Payable dated August 20, 2014 by the Company to Shawn P. Clark		10.7	Form 10-Q File No. 333-190836	November 14, 2014

10.20	Note Payable dated November 7, 2014 by the Company to Shawn P. Clark		10.8	Form 10-Q File No. 333-190836	November 14, 2014

10.21	Note Payable dated November 24, 2014 by the Company to Shawn P. Clark		10.21	Form 10-K File No. 333-19083	April 13, 2015

10.22	Note Payable dated March 2, 2015 by the Company to Shawn P. Clark		10.22	Form 10-K File No. 333-190836	April 13, 2015

10.23	Note Payable dated March 20, 2015 by the Company to Shawn P. Clark		10.23	Form 10-Q File No. 333- 190836	May 15, 2015

10.24	Note Payable dated May 5, 2015 by the Company to Shawn P. Clark		10.24	Form 10-Q File No. 333- 190836	May 15, 2015

10.25	Note Payable dated June 24, 2015 the Company to Shawn P. Clark	X

10.26	Extension Agreement dated June 29, 2015 between the Company and Shawn P. Clark	X

10.27	Extension Agreement dated June 29, 2015 between the Company and Synergy Law Group, LLC	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: August 14, 2015	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer)