Form 10-K
period 2015-12-31
Key Link Assets Corp.
filed 2016-03-17
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

312-695-9637

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[  ] Yes  [X] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: Not Applicable

As of March 16. 2016 the registrant’s outstanding common stock consisted of 14,702,250 shares.

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

This Report includes forward-looking statements relating to, among other things: changes to the uses of cash; ability to borrow under commercial paper program and/or bank credit facilities; sufficiency of liquidity; repayment of borrowings and debt reduction; interest expense; indemnification obligations; dividend payments on common stock; cash capital expenditures; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan expense and contributions; obligations and contributions under benefit plans; the rate of return on pension assets; amounts to be recognized as a component of net periodic benefit cost; results of shrink programs; unrecognized tax benefits; amount of indebtedness; unrecognized compensation cost; repurchases of common stock. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

The U.S. retail grocery market includes a variety of distribution channels, from small grocery shops and convenience stores to supermarkets, specialty and natural food stores, warehouse stores and supercenters. According to Willard Bishop's June 2015 publication, The Future of Food Retailing, the U.S. retail market for groceries and consumables was approximately $1.1135 trillion in 2013. We intend to operate in the traditional supermarket channel, which accounted for approximately 46.3% of the retail grocery market in 2014. Total grocery sales were over $547.4 billion in 2014, an increase of 4.7% from the previous year.

In The Future of Food Retailing, traditional supermarkets are defined as those offering a full line of groceries, meat and produce, with at least $2 million in annual sales, and no more than 15% of sales in general merchandise or health and beauty care. According to Willard Bishop's June 2015 publication, The Future of Food Retailing, the average traditional supermarket in the U.S. is approximately 52,200 square feet in size, carries 45,000 stock-keeping units (“SKUs”) and generates over $16 million in revenue each year. They typically carry anywhere from 15,000 to 60,000 SKUs, and may have a deli, bakery or pharmacy. In 2014, according to The Future of Food Retailing, there were 26,490 traditional supermarkets in the U.S. Traditional supermarkets have struggled to recover from the recession and continue to lose market share as consumers search for lower prices in the interest of reducing spending, or shift shopping trips to limited-assortment stores (which offer a limited number of SKUs), supercenters, and wholesale clubs. It is projected in The Future of Food Retailing that traditional supermarket sales as a percentage of total grocery sales will contract in future years, and market share will have dropped to 46.1% in 2019, from 46.3% in 2014. According to The Future of Food Retailing, average weekly sales in 2014 for a traditional supermarket was $335,599.

The U.S. grocery industry, which is not immune to general economic downturns, has historically been characterized by low profit margins. The U.S. grocery industry is also susceptible to food inflation. It is predicted in The Future of Food Retailing that food inflation will average 2.5% over the next five years and that traditional supermarkets will not keep pace.

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

Increasing Online Grocery Sales - Online grocery sales continue to grow. According to Willard Bishop's June 2015 publication, The Future of Food Retailing, online grocery sales grew by 13.5% in 2014 to $24.5 billion, and are expected to grow at an annual rate of 12.1% through the next five years.

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

Our independent auditors have indicated, in their report on our December 31, 2015 and 2014 financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The going concern consideration is based on the Company’s absence of revenues to date.

Our principal offices are located at 216 S. Jefferson Street, Suite LL1, Chicago, Illinois 60661. Our telephone number is (312) 695-9637.

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

The Company became a reporting company on February 14, 2014, when the U.S. Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement (the “Registration Statement”) on Form S-1/A registering 590,000 shares of our common stock. One selling stockholder sold 20,000 shares under the Registration Statement. On September 2, 2015, we filed a Post-Effective Amendment (“Amendment”) to the Registration Statement registering 570,000 shares of common stock for sale by selling stockholders under the Securities Act, which Amendment was declared effective on October 23, 2015.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2015.

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

Selected Financial Data

The Company was organized on May 13, 2010. Our total current assets as of December 31, 2015 and 2014 were $0 and $15, respectively, our current liabilities were $93,877 and $46,168, respectively, and our total liabilities were $165,080 and $108,287, respectively. Our total stockholders’ deficit was $165,080 and $108,272, respectively as of December 31, 2015 and 2014. As of December 31, 2015, the Company held cash and cash equivalents in the amount of $0. From inception through December 31, 2015, we accumulated a loss of $225,491.

Plan of Operation

We have not yet started operations or generated or realized any revenues from our business operations. The Company does not own any grocery stores and has no current plans, proposals or arrangements, written or otherwise, to acquire any grocery stores. The Company has not identified any potential acquisition targets.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because as of December 31, 2015 we have an accumulated deficit of $225,491, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

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

The Company has no cash and currently carries total liabilities of $165,080. In order to sustain viability until commencement of operations, the Company has relied principally upon loans from our President. As of the date of the filing of this Report, such loans are in the aggregate amount of $36,662.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred expenses of $225,491. Our projected financial requirements for the next 12 months are $163,500.

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

Results of Operations

Revenue

We have not earned any revenues for the years ended December 31, 2015 and 2014. We can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses increased by $19,761, or 53.3%, from $37,047 for the year ended December 31, 2014 to $56,808 for the year ended December 31, 2015. The increase in operating expenses for the year ended December 31, 2015 is primarily related to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s post-effective amendment to its registration statement, the Form 10-Qs and Form 10-K filed during the first nine months of 2015 and the filing of applications for a stock symbol and DTC eligibility.

Operating Loss

Our operating loss increased by $19,761, or 53.3%, from $37,047 for the year ended December 31, 2014 to $56,808 for the year ended December 31, 2015. The increase in operating losses for the year ended December 31, 2015 is primarily related to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s post-effective amendment to its registration statement, the Form 10-Qs and Form 10-K filed during the first nine months of 2015 and the filing of applications for a stock symbol and DTC eligibility.

Net Loss

Our net loss increased by $19,761, or 53.3%, from $37,047 for the year ended December 31, 2014 to $56,808 for the year ended December 31, 2015. The increase in the net loss for the year ended December 31, 2014 is primarily related to the increase in accounting, professional and Edgar conversion fees related to the filing of the Company’s post-effective amendment to its registration statement, the Form 10-Qs and Form 10-K filed during the first nine months of 2015 and the filing of applications for a stock symbol and DTC eligibility.

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

December 31, 2015 and 2014

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders’ of Key Link Assets Corp.

We have audited the accompanying balance sheets of Key Link Assets Corp., as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015 and 2014. Key Link Assets Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Link Asset Corp., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 16, 2016

KEY LINK ASSETS CORP.

BALANCE SHEETS

	December	December
	31, 2015	31, 2014

ASSETS

Current assets
Cash	$0	$15
Total current assets	0	15

Total assets	$0	$15

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$93,877	$46,168
Total current liabilities	93,877	46,168

Long term liabilities
Note payable - shareholder	36,662	27,578
Note payable - other	34,541	34,541
	71,203	62,119

Total liabilities	165,080	108,287

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock - 25,000,000 preferred shares authorized with a par value of $0.0001; no shares outstanding as of December 31, 2015 and December 31, 2014	-	-
Common stock - 100,000,000 common shares authorized with a par value of $0.0001; 14,702,250 common shares issued and outstanding as of December 31, 2015 and December 31, 2014	1,470	1,470
Additional paid in capital	58,941	58,941
Accumulated deficit	(225,491)	(168,683)
Total stockholders' deficit	(165,080)	(108,272)

Total liabilities and stockholders' deficit	$0	$15

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF OPERATIONS

	Year	Year
	Ending	Ending
	December	December
	31, 2015	31, 2014

Operating expenses
General and administrative	$56,808	$37,047
Total operating expenses	56,808	37,047

Operating loss	(56,808)	(37,047)

Other income (expense)	-	-

Net loss	($56,808)	($37,047)

Basic and diluted loss per share	($0.00)	($0.00)

Weighted average number of common shares outstanding	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	14,702,250	$1,470	$58,941	($131,636)	($71,225)

Net loss	-	-	-	(37,047)	(37,047)

Balance at December 31, 2014	14,702,250	1,470	58,941	(168,683)	(108,272)

Net loss	-	-	-	(56,808)	(56,808)

Balance at December 31, 2015	14,702,250	$1,470	$58,941	($225,491)	($165,080)

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF CASH FLOWS

	Year	Year
	Ending	Ending
	December	December
	31, 2015	31, 2014

Cash flows from Operating activities
Net loss	($56,808)	($37,047)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and
Liabilities
Accounts payable	47,709	21,423
Net cash used in operating activities	(9,099)	(15,624)

Cash flows from Financing Activities
Proceeds from shareholder loans	9,084	15,620
Net cash provided by financing Activities	9,084	15,620

Net change in cash	(15)	(4)

Cash at beginning of period	15	19
Cash at end of period	$0	$15

Supplemental information
Cash paid for
Interest	$ -	$ -
Taxes	$ -	$ -

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred no advertising expense for the years ended December 31, 2015 and 2014.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2015, the Company had an accumulated deficit of $225,491, negative working capital of $93,877 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at December 31, 2015 and 2014 as follows

	2015	2014
Deferred tax assets:
Net operating losses	$77,000	$57,400
Total deferred tax assets	77,000	57,400
Less: valuation allowance	(77,000)	(57,400)
Deferred tax assets, net	$--	$--

As of December 31, 2015, for U.S. federal income tax reporting purposes, the Company has approximately $225,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2030. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain and the Company has recorded valuation allowance of approximately $77,000 and $57,400 as of December 31, 2015 and 2014, respectively.

The Internal Revenue Service has not examined the Company’s Federal income tax returns. However, the Company’s federal income returns are subject to examination by the IRS, generally for three years after they were filed. Additional years can be added if a substantial error is identified.  Generally, if a substantial error is identified, the IRS will not go back more than the last six years.

The difference between the statutory tax rate (34%) and the effective tax rate (0%) of the Company relates to the change in the valuation allowance for each respective period.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ending December 31, 2015 and 2014, Mr. Clark loaned the Company $9,084 and $15,620, respectively. The notes payable for these loans, which are due on June 30, 2017, are non-interest bearing and have no collateral. The outstanding balance as of December 31, 2015 and 2014 was $36,662 and $27,578, respectively.

NOTE 7 - NOTE PAYABLE

On September 29, 2013, a creditor of the Company converted accounts payable in the amount of $34,541 into a note payable. The note payable, which is due on June 30, 2017, is non-interest bearing and has no collateral. The outstanding balance as of December 31, 2015 and 2014 was $34,541 and $34,541, respectively.

NOTE 8 - SUBSEQUENT EVENT

During the first quarter of 2016 through February 22, 2016, Mr. Clark loaned the Company $2,950. The loan is due on June 30, 2017, is non-interest bearing and has no collateral.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's management conducted an evaluation of the effectiveness, as of December 31, 2015, of the Company's disclosure controls and procedures, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.

The Company and its advisors are considering the implementation of a formal Disclosure Controls and Procedures policy and hopes to have such a policy in place by the end of the third quarter 2016 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the fourth quarter 2016. Management is in the process of implementing a remediation plan of the above-mentioned weaknesses in our internal control over financial reporting which includes but is not limited to the following steps:

•

Establish and implement a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

•

Employ the use of appropriate  SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans is expected to be initiated and continued through 2016. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and positions of our sole executive officer and director as of the date hereof are as follows:

Name	Age	Position
Shawn P. Clark	47	President, CEO and Director

The principal occupations for the past five years (and, in some instances, for prior years) of our sole executive officer and director are as follows:

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

The number of directors which constitutes the entire Board of Directors of the Company is three. There is currently one director of the Company, with two vacancies on the Board. Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

To the best of our knowledge, Shawn Clark, our sole director and executive officer has not, during the past ten years, been involved in any of the items below that the Company deems material to their service on behalf of the Company:

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

Board Committees

We do not have an audit committee, compensation committee or nominations and governance committee. During 2016, our board of directors expects to create such committees, in compliance with established corporate governance requirements.

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

As of the date hereof, the Company owes a balance of $36,662 to Shawn Clark, the CEO of the Company, under notes payable by the Company to Mr. Clark which are due on June 30, 2017, and are non-interest bearing and have no collateral.

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

Amendment and Termination. The board of directors may amend, suspend or terminate our Incentive Compensation Plan provided, however, that no amendment may be made without stockholder approval if such approval is  necessary to comply with any applicable law, rules or regulations. Our plan became effective upon the date it was adopted by the committee and approved by our stockholders, and no awards may be granted under the plan after the completion of ten years thereafter. Awards previously granted may extend beyond that date.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shawn P. Clark President, Chief Executive Officer and Director	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -

On May 13, 2010, the Company issued 4,233,675 shares of Company common stock to Mr. Clark for services rendered in connection with the organization of the Company (a portion of which were subsequently transferred in a private transaction as described below in Item 13). Other than the issuance of said shares, we have not compensated and have no arrangements to compensate our officers and directors for their services to us as officers and directors. There are no employment agreements or consulting agreements with our current director and executive officer except as provided herein. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation has been paid to our directors or executive officers. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

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

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. Currently our sole director serves without compensation. Upon commencement of operations and after generation of revenue, we expect to compensate non-management directors through cash compensation and stock option or restricted stock grants under our 2010 Incentive Compensation Plan. We plan to pay non-management directors $5,000 per year in cash and to provide restrictive stock grants to such directors of 25,000 shares per year which would vest one year from issuance. Our management directors do not receive any additional cash compensation for service on the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On May 13, 2010, we adopted the 2010 Incentive Compensation Plan. The following table provides information as of December 31, 2015, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

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

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 16, 2016 by:

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

Name, Address and Title	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
5% Shareholders: Christopher J. Dunkel 216 S. Jefferson St. Suite LL1 Chicago, IL 60661	Common	1,764,031	12%
Tysen J. Kamin 216 S. Jefferson St. Suite LL1 Chicago, IL 60661	Common	3,528,063	24%
Glenn Petersen 216 S. Jefferson St. Suite LL1 Chicago, IL 60661	Common	1,764,031	12%
Dena M. Womack 216 S. Jefferson St. Suite LL1 Chicago, IL 60661	Common	7,056,125(2)	48%
Executive Officers and Directors(3):
Shawn P. Clark President, CEO and Director	Common	7,056,125(4)	48%
All officers & directors as a group consisting of one person	Common	7,056,125(4)	48%

(1)

The percentage of class is based on 14,702,250 shares of common stock issued and outstanding as of the date of this Report.

(2)

Consists of (a) 3,528,062 held by Ms. Womack and (b) 3,528,063 held by Shawn P. Clark, Ms. Womack’s husband.

(3)

The address of the sole executive officer and director is 216 S. Jefferson, Suite LL1, Chicago, IL 60661

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

On October 1, 2012 the Company entered into a lease for $5,000 per month with Bella Group Investments, an entity affiliated by common ownership with certain of the Company’s shareholders. The lease expired on August 31, 2011 and was not renewed. The office space is currently being provided to the Company rent free by Bella Group Investments. Bella Group Investments is owned in part by Shawn Clark, CEO of the Company,

As of the date hereof, the Company owes a balance of $36,662 to Shawn Clark, the CEO of the Company, under notes payable by the Company to Mr. Clark which are due on June 30, 2017, and are non-interest bearing and have no collateral.

Director Independence

Our sole director is not an “independent director” as defined under NASDAQ rules and by the regulations of the SEC.

Item 14. Principal Accounting Fees and Services

For the year ended December 31, 2015, the total fees charged to the Company for audit services were approximately $4,000. These audit fees were incurred for the audit of the Company’s annual financial statements. The Company incurred approximately $10,550for tax or other various financial statement consulting services for the year ended December 31, 2015.

For the year ended December 31, 2014, the total fees charged to the Company for audit services were approximately $4,000. These audit fees were incurred for the audit of the Company’s annual financial statements. The Company incurred approximately $6,400 for tax or other various financial statement consulting services for the year ended December 31, 2014.

The current policy of the board of directors is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit-related fees were approved by board action in 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013
3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013
4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013
10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013
10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014
10.3	Note Payable dated December 21, 2012 by the Company to Shawn Clark		10.2	Form S-1/A File No. 333-190836	October 23, 2013
10.4	Note Payable dated January 24, 2013 by the Company to Shawn Clark		10.3	Form S-1/A File No. 333-190836	October 23, 2013
10.5	Note Payable dated March 9, 2013 by the Company to Shawn Clark		10.4	Form S-1/A File No. 333-190836	October 23, 2013
10.6	Note Payable dated May 31, 2013 by the Company to Shawn Clark		10.5	Form S-1/A File No. 333-190836	October 23, 2013
10.7	Note Payable dated September 29, 2013 by the Company to Shawn Clark		10.6	Form S-1/A File No. 333-190836	January 21, 2014
10.8	Note Payable dated November 12, 2013 by the Company to Shawn Clark		10.7	Form S-1/A File No. 333-190836	January 21, 2014
10.9	Extension Agreement dated December 20, 2013 between the Company and Shawn P. Clark		10.8	Form S-1/A File No. 333-190836	January 21, 2014
10.10	Note Payable dated September 29, 2013 by the Company to Synergy Law Group, LLC		10.9	Form S-1/A File No. 333-190836	January 21, 2014
10.11	Loan Commitment dated December 20, 2013 by Shawn P. Clark to the Company		10.19	Form S-1/A File No. 333-190836	January 21, 2014
10.12	Loan Commitment dated December 15, 2013 by Shawn P. Clark, Dena M. Womack, Tysen J. Kamin, Christopher J. Dunkel and Glenn Petersen to the Company		10.11	Form S-1/A File No. 333-190836	January 21, 2014
10.13	Note Payable dated February 19, 2014 by the Company to Shawn Clark		10.13	Form 10-K File No. 333-190836	April 15, 2014
10.14	Note Payable dated March 13, 2014 by the Company to Shawn Clark		10.14	Form 10-Q File No. 333-190836	May 20, 2014
10.15	Note Payable dated May 23, 2014 by the Company to Shawn Clark		10.3	Form 10-Q File No. 333-190836	August 14, 2014
10.16	Extension Agreement dated June 30, 2014 between the Company and Shawn P. Clark		10.4	Form 10-Q File No. 333-190836	August 14, 2014
10.17	Extension Agreement dated June 30, 2014 between the Company and Synergy Law Group, LLC		10.5	Form 10-Q File No. 333-190836	August 14, 2014

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date
10.18	Note Payable dated July 22, 2014 by the Company to Shawn P. Clark, as amended		10.6	Form 10-Q File No. 333-190836	November 14, 2014
10.19	Note Payable dated August 20, 2014 by the Company to Shawn P. Clark		10.7	Form 10-Q File No. 333-190836	November 14, 2014
10.20	Note Payable dated November 7, 2014 by the Company to Shawn P. Clark		10.8	Form 10-Q File No. 333-190836	November 14, 2014
10.21	Note Payable dated November 24, 2014 by the Company to Shawn P. Clark		10.21	Form 10-K File No. 333- 190836	April 13, 2015
10.22	Note Payable dated March 2, 2015 by the Company to Shawn P. Clark		10.22	Form 10-K File No. 333- 190836	May 15, 2015
10.23	Note Payable dated March 20, 2015 by the Company to Shawn P. Clark		10.23	Form 10-Q File No. 333- 190836	May 15, 2015
10.24	Note Payable dated May 5, 2015 by the Company to Shawn P. Clark		10.24	Form 10-Q File No. 333- 190836	August 14, 2015
10.25	Note Payable dated June 24, 2015 by the Company to Shawn P. Clark		10.25	Form 10-Q File No. 333- 190836	August 14, 2015
10.26	Extension Agreement dated June 29, 2015 between the Company and Shawn P. Clark		10.26	Form 10-Q File No. 333- 190836	August 14, 2015
10.27	Extension Agreement dated June 29, 2015 between the Company and Synergy Law Group, LLC		10.27	Form 10-Q File No. 333- 190836	August 14, 2015
10.28	Note Payable dated September 30, 2015 by the Company to Shawn Clark		10.3	Form 10-Q File No. 333- 190836	November 23, 2015
10.29	Note Payable dated December 31, 2015 by the Company to Shawn Clark	X
21	Subsidiaries of the Registrant	X
31	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: March 16, 2016	KEY LINK ASSETS CORP.

By: /s/ Shawn P. Clark
Shawn P. Clark President and Chief Executive Officer (principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shawn P. Clark	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2016
Shawn P. Clark