Form 10-Q
period 2016-03-31
Key Link Assets Corp.
filed 2016-05-12
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 333-190836

KEY LINK ASSETS CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	27-3439423
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

216 South Jefferson, Suite LL1 Chicago, IL 60661
(Address of Principal Executive Offices)

(312) 965-9637
(Registrant's Telephone Number, Including Area Code)

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock: 14,702,250 shares outstanding as of May 9, 2016.

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

KEY LINK ASSETS CORP.

BALANCE SHEETS

(UNAUDITED)

	March	December
	31, 2016	31, 2015
ASSETS
Current assets
Cash	$68	$-
Total current assets	68	-

Total assets	$68	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$98,573	$93,877
Total current liabilities	98,573	93,877

Long term liabilities
Note payable - shareholder	39,612	36,662
Note payable - other	34,541	34,541
	74,153	71,203

Total liabilities	172,726	165,080

Commitments and contingencies

Stockholders' deficit
Preferred stock - 25,000,000 preferred shares authorized with a par value of $0.0001; no shares outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock - 100,000,000 common shares authorized with a par value of $0.0001; 14,702,250 common shares issued and outstanding as of March 31, 2016 and December 31, 2015	1,470	1,470
Additional paid in capital	58,941	58,941
Accumulated Deficit	(233,069)	(225,491)
Total stockholders' deficit	(172,658)	(165,080)

Total liabilities and stockholders' deficit	$68	$-

The accompanying notes are an integral part of the financial statements.

4

KEY LINK ASSETS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending
	March	March
	31, 2016	31, 2015

Operating expenses

General and administrative	$7,578	$2,168
Total operating expenses	7,578	2,168

Operating loss	(7,578)	(2,168)

Net loss	$(7,578)	$(2,168)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	14,702,250	14,702,250

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ending
	March	March
	31, 2016	31, 2015
Cash flows from
Operating activities
Net loss	$(7,578)	$(2,168)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities Accounts payable	4,696	(1,625)
Net cash used in operating activities	(2,882)	(3,793)

Cash flows from
Financing Activities
Proceeds from shareholder loans	2,950	3,792
Net cash provided by financing activities	2,950	3,792

Net change in cash	68	(1)

Cash at beginning of period	-	15
Cash at end of period	$68	$14

Supplemental information
Cash paid for Interest	$-	$-
Taxes	$-	$-
Noncash transactions
Conversion of accounts payable to note payable	$-	$-

The accompanying notes are an integral part of the financial statements.

KEY LINK ASSETS CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2016, the Company had an accumulated deficit of $233,069, negative working capital of $98,505 and has earned no revenues since inception. The Company intends to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

The ability of the Company to continue is dependent upon, among other things, obtaining additional financing to continue operations, and the implementation of its business plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

NOTE 3 – NOTE PAYABLE OTHER

On September 29, 2013, a creditor of the Company converted accounts payable in the amount of $34,541 into a note payable. The note payable, which is due on June 30, 2017, is non-interest bearing and has no collateral. As of March 31, 2016 and December 31, 2015, the balance remains outstanding.

NOTE 4 – CAPITAL STOCK

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

Forward Stock Split

In March 2016, the sole Director of the Company, by Written Consent, authorized the Company to execute a four-for-one forward stock split of its common shares. This action was subsequently approved by the Written Consent of shareholders who own a majority of the Company’s common stock. The Company has filed an application with the Financial Industry Regulatory Authority (“FINRA”) seeking approval for the forward stock split. As of the date of this report, the forward stock split has not been approved by FINRA.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, Mr. Clark has loaned the Company $39,612. The notes payable, which are due on June 30, 2017, are non-interest bearing and have no collateral.

NOTE 6 – SUBSEQUENT EVENTS

On May 2, 2016, Foothills Petroleum, Inc., a Nevada corporation (“Foothills Exploration”), acquired in a private transaction 14,112, 250 shares of common stock of the Company from five shareholders, constituting approximately 96% of the outstanding capital stock of the Company from five shareholders (the “Acquisition Transaction”). Following the closing of the Acquisition Transaction, the Company appointed B.P. Allaire as a director and interim President and also appointed Alex Hemb and Christopher Jarvis as directors. Shawn Clark, sole director of the Company prior to the closing of the Acquisition Transaction, will remain a director of the Company.

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

Overview

On May 2, 2016, Foothills Petroleum, Inc., a Nevada corporation (“Foothills Exploration”), acquired in a private transaction 14,112, 250 shares of common stock of the Company from five shareholders, constituting approximately 96% of the outstanding capital stock of the Company from five shareholders (the “Acquisition Transaction”). Foothills Exploration is a development stage oil and gas exploration company formed in December 2015 that is engaged in acquiring, exploring, and developing oil and natural gas properties. Following the closing of the Acquisition Transaction, the Company appointed B.P. Allaire as a director and interim President and also appointed Alex Hemb and Christopher Jarvis as directors. Shawn Clark, sole director of the Company prior to the closing of the Acquisition Transaction, will remain a director of the Company. The Company disclosed the Acquisition Transaction in its Current Report on Form 8-K filed with the Commission on May 6, 2016.

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

Overall Outlook

Our main business emphasis will be on revenues from sales generated in our stores. Due to a number of factors affecting consumers, including among others the increasing Federal deficit, volatility in the stock market, the uncertain economic environment, all of which have resulted in reduced levels of consumer spending, the outlook for the supermarket industry remains highly unpredictable. Because of these uncertain conditions, we will need to focus on managing our operating margins. Our present objective is to manage our cost and expense structure to address the expected depressed business volumes and generate strong and stable cash flow. We will continually work to position our Company for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives.

Plan of Operation

We have not yet started operations or generated or realized any revenues from our business operations. The Company does not own any grocery stores and has no current plans, proposals or arrangements, written or otherwise, to acquire any grocery stores. The Company has not identified any potential acquisition targets.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. As of March 31, 2016, we have an accumulated deficit of $233,069, we have not generated any revenues and no revenues are anticipated until we begin operating retail grocery establishments. Accordingly, we must raise cash from sources other than our operations. Our only other sources for cash at this time are commercial financings and additional sales of stock. Our success or failure will be determined by what additional financing we obtain and the success of our planned retail grocery establishments.

We have no employees at this time. We intend to hire employees and engage independent contractors as justified by the demands of the business and depending on the availability of funding.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2016 and March 31, 2015

Revenue

We have not earned any revenues for the three months ended March 31, 2016 and 2015. We can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Operating expenses increased by $5,410, or 249.5%, from $2,168 for the quarter ended March 31, 2015 to $7,578 for the quarter ended March 31, 2016.

The increase in operating expenses is primarily related to the increase in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2016 when the Company completed the audit of its financial statements for the year ending December 31, 2015. The prior year audit was completed during the second quarter of 2015.

Operating Loss

Our operating loss represents an increase of $5,410 from an operating loss of $2,168 for the quarter ended March 31, 2015 compared to operating loss of $7,578 for the quarter ended March 31, 2016.

The increase in operating loss is primarily related to the increase in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2016 when the Company completed the audit of its financial statements for the year ending December 31, 2015. The prior year audit was completed during the second quarter of 2015.

Net Loss

Net loss increased by $5,410, or 249.5%, from a net loss of $2,168 for the quarter ended March 31, 2015 to net loss of $7,578 for the quarter ended March 31, 2016.

The increase in net loss is primarily related to the increase in accounting, professional and Edgar conversion fees that were incurred during the first quarter of 2016 when the Company completed the audit of its financial statements for the year ending December 31, 2015. The prior year audit was completed during the second quarter of 2015.

Liquidity and Capital Resources

Since inception, we have raised $59,000 through the sale of our common stock and have incurred expenses of $233,069. Our projected financial requirements for the next 12 months are $163,500.

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

Net Cash - Operating Activities

Net cash used in operating activities was $2,882 for the quarter ended March 31, 2016 and $3,793 for the quarter ended March 31, 2015.

Net Cash - Financing Activities

Net cash flow provided by financing activities was $2,950 for the quarter ended March 31, 2016 and $3,792 for the quarter ended March 31, 2015. The cash provided by financing activities is primarily attributable to loans made to the Company by a shareholder of the Company.

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

Important Assumptions

Start-up companies involve a high degree of risk and many never commence operations or achieve their business plans. At this stage without having commenced operations, we are unable to determine whether we will be able to sufficiently convert our business plan into a successful business operation. The implementation of our business plan will be possible only upon obtaining sufficient funding.

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

The Company's management, including the President and Chief Executive Officer ("CEO") and Chief Operating Officer (“COO”) conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the CEO and COO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and COO as appropriate to allow timely decisions regarding required disclosure by the Company; or (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, management necessarily, due to the limited resources of the Company, has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The implementation of these remediation plans has been initiated and will continue through the first half of fiscal 2016. The material weaknesses will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

On May 2, 2016, Foothills Petroleum, Inc., a Nevada corporation (“Foothills Exploration”), acquired in a private transaction 14,112, 250 shares of common stock of the Company from five shareholders, constituting approximately 96% of the outstanding capital stock of the Company from five shareholders (the “Acquisition Transaction”). Following the closing of the Acquisition Transaction, the Company appointed B.P. Allaire as a director and interim President and also appointed Alex Hemb and Christopher Jarvis as directors. Shawn Clark, sole director of the Company prior to the closing of the Acquisition Transaction, will remain a director of the Company. The Company disclosed the Acquisition Transaction in its Current Report on Form 8-K filed with the Commission on May 6 2016.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013

3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013

4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013

10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013

10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014

10.3	Note Payable dated March 31, 2016 by the Company to Shawn Clark	X

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

Date: May 11, 2016	KEY LINK ASSETS CORP.

	By:	/s/ Shawn P. Clark
Shawn P. Clark
Interim CFO
(principal executive officer)

