Form 10-Q
period 2016-06-30
FOOTHILLS EXPLORATION, INC.
filed 2016-08-15
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 333-190836

FOOTHILLS EXPLORATION, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	27-3439423
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

633 17th Street, Suite 1700-A Denver, Colorado 80202
(Address of Principal Executive Offices)

(720) 449-7478
(Registrant's Telephone Number, Including Area Code)

(Former Name or Former Address, if Changed Since Last Report)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 12, 2016, the issuer had 11,536,278 shares of its common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$87,150	$375,000
Prepaid expenses	7,144	170,833
Total Current Assets	94,294	545,833
Restricted cash	-	25,000
Oil and gas properties	105,672	72,430
Total Assets	$199,966	$643,263

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$8,935	$3,500
Accrued interest	-	789
Total Current Liabilities	8,935	4,289
Long-Term Liabilities:
Long-term debt	-	600,000
Total Liabilities	8,935	604,289

Stockholders’ Equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,536,278 and 4,500,000 shares issued and outstanding, respectively	1,154	4,500
Common stock subscribed	(2,000,000)
Additional paid in capital	3,111,471	67,930
Accumulated deficit	(921,594)	(33,456)
Total stockholders’ equity	191,031	38,974
Total Liabilities and Stockholders’ Equity	$199,966	$643,263

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statement Of Operations

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Revenue	$-	$-

Operating expenses
Selling, general and administrative	651,378	860,128
Total operating expenses	651,378	860,128

Loss from operations	(651,378)	(860,128)

Other income (expenses):
Interest expense	(16,043)	(28,010)
Total other income (expenses)	(16,043)	(28,010)

Loss from operations before income taxes	(667,421)	(888,138)

Provision for income taxes	-	-

Net Loss	(667,421)	(888,138)

Net loss per share – basic and diluted	(0.11)	(0.17)

Weighted average common shares – basic and diluted	6,047,723	5,273,862

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statement Of Cash Flows

(Unaudited)

For the six months ended
June 30, 2016
Cash Flows from Operating Activities
Net loss	$(888,138)
Common stock issued for services	9,250
Changes in operating assets and liabilities:
Prepaid expenses	165,833
Accounts payable and accrued liabilities	29,647
Accrued interest	28,801
Net cash used in operating activities	(654,607)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(33,243)
Net cash from investing activities	(33,243)

Cash Flows from Financing Activities
Proceeds from notes payable	400,000
Net cash provided by financing activities	400,000

Net decrease in cash and cash equivalents	(287,850)

Cash and Cash Equivalents, beginning of period	375,000

Cash and Cash Equivalents, end of period	$87,150

Supplemental disclosures of cash flow information:
Prepaid warrants issued for services	$2,144
Stock issued for conversion of notes payable	$1,000,000
Accrued interest forgiven by related party	$28,801
Accounts payable settled with restricted cash	$25,000

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Notes To The Condensed Consolidated Financial Statements

Three and six months ended June 30, 2016 and 2015

 (Unaudited)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Business

Foothills Exploration, Inc., (“Company” or “Foothills Exploration”) was incorporated in the State of Delaware on May 13, 2010 under the name of “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

On May 2, 2016, Foothills Petroleum Inc. a Nevada corporation (“FPI”) acquired over 14.1 pre split (56.4 post split) million shares of the Company’s common stock constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”). As of May 16, 2016 we effected a 4:1 forward split of our shares of common stock.

On May 27, 2016 we entered into a Share Exchange Agreement with shareholders of FPI whereby we acquired all of the outstanding shares of FPI for 4,500,000 shares and also issued 1,503,759 shares on automatic conversion of debt (please see discussion below under Company's Business Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled. For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with FPI considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The Share Exchange was accounted for as a reverse acquisition and re-capitalization. The FPI Shareholders obtained approximately 96% of voting control on the date of Share Exchange. FPI was the acquirer for financial reporting purposes and the Company was the acquired company. The unaudited condensed consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of FPI and the results of the Company from the acquisition date. All share and per share information in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Prior to the Share Exchange, we had minimal assets and recognized no revenues from operations, and were accordingly classified as a shell company. On June 24, 2016, we filed an amendment to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule 12b-2 of the Exchange Act. In light of closing the Share Exchange transaction with the shareholders of FPI the Company became actively engaged in oil and gas operations through its wholly owned subsidiary.

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000 subsequent to the closing of quarter ending June 30, 2016, the Company received the funds. For a more complete description of this transaction please see our Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 7, 2016.

On August 4, 2016 we were advised that the Financial Industry Regulatory Association had approved (i) our name change from Key Link Assets Corp. to Foothills Exploration, Inc., and (ii) a change of trading symbol from KYLK to FTXP. Please see our Form 8-K filed with the SEC on August 9, 2016.

Nature of Operations

FPI was incorporated in Nevada in December 2015. FPI is an independent oil and gas exploration company with a focus on the acquisition and development of oil and natural gas properties in the Rockies and Mid-Continent. FPI seeks to acquire dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the "Business"). Its principal obligations, consisting of convertible promissory notes in the aggregate amount of approximately $1,000,000 plus interest accruing at a rate of 8% per annum (the "Note"), issued to a single investor as part of convertible debt financing, was converted into 1,503,759 shares of common stock of the Company at the closing of the Share Exchange transaction at a conversion price of $0.665 per share with any accrued and outstanding interest under the Note waived.

From its inception in December 2015 through the date of the Share Exchange, FPI has produced no revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2016, FPI had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of December 31, 2015, FPI had acquired the rights to 38,120 acres of oil and gas property in the state of Wyoming, through Foothills Exploration, LLC, a wholly owned subsidiary acquired by FPI in connection with its organization in December 2015.

FPI’s technical team and strategic advisors have a proven track record of finding, exploiting and developing oil resources in the Rockies, with a deep technical and operational knowledge of the area.

Basis of Presentation and Functional Currency

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD), and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company was formed on December 17, 2015, therefore there are no comparative financial statements for the period for three and six months statement of operations and cash flows.

Exploration Stage

The Company has not produced revenues from its principal business and is in the exploration stage.  The Company is engaged in the acquisition, exploration, development and production of oil and gas properties.  As of June 30, 2016, the Company had acquired the rights to 38,120 acres of oil and gas property in the state of Wyoming through its transaction with the shareholders of FPI.

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the Rocky Mountain and Mid-Continent regions. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact its ability to execute its business plan.

As discussed in Note 2, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On June 30, 2016, the Company sold 3,007,519 shares of its common stock for an aggregate amount of $2,000,000, and subsequent to the closing of the quarter ending June 30, 2016, the Company received the $2,000,000 funding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of June 30, 2016, the Company had no cash equivalents.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool. Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities. Cost centers are established on a country-by-country basis.

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unevaluated properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred. The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling. The cost center ceiling is equal to: (i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (ii) the cost of properties not being amortized; plus (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and less (iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 225,000 potentially dilutive shares, which include outstanding warrants, for the period ended June 30, 2016. The potential shares are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive.

Stock-Based Compensation

All share-based payments, including grants of stock to employees, directors and consultants, are recognized in the consolidated financial statements based upon their estimated fair values.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC Topic 505. As such, the value of the applicable stock-based compensation is periodically re-measured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Principles of Consolidation

These consolidated financial statements include the accounts of Foothills Exploration, Inc., and its wholly-owned subsidiary Foothills Petroleum Inc. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 2.	Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $921,594 through June 30, 2016, and had working capital of $85,359 at June 30, 2016. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On June 30, 2016, the Company sold 3,007,519 shares of its common stock for an aggregate amount of $2,000,000 and subsequent to the closing of the quarter ending June 30, 2016, the Company received the $2,000,000 funding. As a result, Management believes that its existing cash on hand will be sufficient to fund its operations for the next 12 months. However, no assurance can be given that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Note 3.	Share Exchange Agreement

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation ("FPI”) acquired over 14.1 pre split (56.4 post split) million shares of Key Link’s common stock from five persons constituting approximately 96% of our issued and outstanding shares (the "FPI Acquired Shares"). In conjunction with this purchase we incurred a charge of $316,035 for the purchase of these shares. Please see our Form 8-K filed with the SEC on May 6, 2016.

As of May 16, 2016, the Company effected a 4:1 forward split of our shares of common stock. Please see our Form 8-K filed with the SEC on May 19, 2016.

On May 27, 2016, the Company entered into a Share Exchange Agreement ("Share Exchange Agreement") with the shareholders of FPI whereby the Company acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of common stock of which 4,500,000 shares of common stock were issued to Wilshire Energy Partners, LLC ("Wilshire") and 1,503,759 of shares of common stock were issuable to Alternus Capital Holdings Ltd. ("Alternus") (the “Share Exchange”). As a result of the Share Exchange, FPI became the Company’s wholly owned subsidiary and the FPI Acquired Shares were subsequently returned to treasury, deemed canceled and no longer outstanding.

The Company also exchanged warrants to purchase 700,000 shares of FPI’s common stock that were issued to Wilshire for a like amount of warrants to purchase shares of Key Link’s common stock (the "Wilshire Warrants"). The Wilshire Warrants:

•	have a term of five years;

•	are exercisable at $1.25 per share as to 100,000 shares;

•	are exercisable at $2.00 per share as to 200,000 shares;

•	are exercisable at $3.00 per share as to 400,000 shares;

•	do not have a cashless exercise feature; and

•	are not exercisable for one year.

Following the closing of the Share Exchange transaction the Company had approximately 8,363,759 shares of common stock outstanding (excluding the FPI Acquired Shares, which are deemed canceled following the Share Exchange), of which Wilshire and Alternus own in the aggregate 6,003,759 shares, or approximately 71.8% of the outstanding common stock. As of the date of this filing the Company has 25,000,000 shares of preferred stock authorized of which no shares are issued and outstanding.

Note 4.	Oil and Gas Properties

On December 24, 2015, Wilshire Energy Partners, LLC sold its 100% membership interest in Foothills Exploration, LLC, a Wyoming limited liability company, which at the time owned 38,120 acres of productive oil and gas leases to the Company in return for 4,500,000 shares of the Company’s common stock. Foothills Exploration, LLC is now a wholly owned subsidiary of the Company and retains title to these oil and gas leases. This transaction is treated as the founding transaction by the Company. The asset was valued at $72,430 at the time of transfer based on costs associated with the payment of lease bonuses, fees and taxes paid during the formation of the asset.

On March 29, 2016, FPI acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on a licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin. The asset is valued at $20,000 based on the agreement. During the six months ended June 30, 2016, the Company capitalized an additional $33,243 in costs related to this asset.

Note 5.	Notes Payable

On December 24, 2015, FPI entered into a convertible promissory note in the amount of $600,000 with Alternus Capital Holdings Limited, a BVI company. The two year note matures on December 23, 2017, and accrues interest at 8% per year. By its terms the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between FPI and an entity with shares listed for trading (“Pubco”). The conversion price in the note was established at $0.665 per share, (the “Conversion Price”) subject to adjustment as described below. On April 5, 2016, and under substantially similar terms described herein, FPI received an additional $400,000 from Alternus Capital Holdings Limited. Under the agreements between Alternus and FPI, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes which, in the event of that full subscription would convert into not less than 30% of the outstanding shares of Pubco. Through May 27, 2016, the date of the Share Exchange, Alternus had invested $1,000,000 and based on the Conversion Price was issued 1,503,759 shares of Common Stock of Pubco (Key Link) in full satisfaction of its two notes.

During the period ended June 30, 2016, Alternus transferred to Berwin Trading Limited its right to purchase the remaining $2,500,000 in equity in the Company at substantially the same terms as the conversion of the convertible note purchase agreement. Berwin agreed to purchase $2,000,000 and completed the documents related to the purchase of equity on June 30, 2016, and subsequent to the period ended June 30, 2016, funded its investment on July 6, 2016. The additional investment option has expired.

Note 6.	Common Stock

On December 24, 2015, FPI issued 4,500,000 shares of its common stock to Wilshire Energy Partners, LLC, as more fully discussed in Note 4 of these financial statements.

On April 5, 2016, FPI issued a convertible promissory note in the amount of $400,000 to Alternus Capital Holding Limited. The note matures 12 months from the later of (i) April 5, 2017 or (ii) the next business day after FPI received the funds, and accrues interest at a rate of 8% per annum. On May 27, 2016, the shareholders of FPI entered into the Share Exchange Agreement with Key Link, pursuant to which the principal amount of the note together with any accrued, but unpaid interest was converted into the shares of the Company at a conversion price of $0.665 per share. The total amount of shares issued to Alternus Capital Holdings Limited pursuant to the conversion of the note is 1,503,759. All accrued interest was waived and recorded as additional paid in capital.

Effective April 1, 2016, FPI appointed two directors to its board. Each director was granted 125,000 shares of its common stock (the "FPI Directors Shares"), vesting according to the following schedule: (i) 40% vesting ninety (90) days from the Effective Date; (ii) 20% vesting one hundred eighty (180) days from the Effective Date; (iii) 20% vesting two hundred seventy (270) days following the Effective Date; (iv) 20% vesting three hundred sixty (360) days following the Effective Date. As of June 30, 2016, 50,000 shares were issued to each director. These shares were valued at $1,000.

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation ("FPI”) acquired 14,112,250 pre-split shares of the common stock of Key Link Assets Corp. (“Key Link” or the “Company”) from five persons constituting approximately 96% of our issued and outstanding shares (the "FPI Acquired Shares"). These shares were acquired for cash of $316,035, which was expensed in the period it was incurred. Please see our Form 8-K filed with the Securities and Exchange Commission on May 6, 2016.

As of May 16, 2016, we effected a 4:1 forward split of our shares of common stock. Please see our Form 8-K filed with the SEC on May 19, 2016. All references to the number of shares issued and outstanding in these financial states have been retrospectively restated for the forward split.

The 14,112,250 pre-split shares were converted into 56,449,000 shares, and were returned to treasury for cancellation. A total of 2,360,000 shares were retained from the public company post the reverse merger acquisition.

On May 2, 2016, after obtaining the FPI Acquired Shares, FPI caused the Company to appoint its two non-executive directors to the Board of the Company. These directors exchanged their rights to the FPI Directors Shares for Company shares having substantially the same terms and provisions. On May 2, 2016 the Company also granted 150,000 shares of its common stock to its CEO as a part of his compensation package. The shares have the same vesting schedule as directors’ shares described above. As of June 30, 2016, 60,000 shares were issued to the Company’s CEO. These shares were valued at $600.

During the six months ended June 30, 2016, the Company issued 5,000 shares to a service provider per consulting agreement. The shares were valued at $7,650.

On May 27, 2016, we entered into a Share Exchange Agreement ("Share Exchange Agreement") with the shareholders of FPI whereby we acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of our common stock, of which 4,500,000 shares of our common stock were issued to Wilshire Energy Partners, LLC ("Wilshire") and 1,503,759 of our shares of common stock were issuable to Alternus Capital Holdings Ltd. ("Alternus") (“Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were to be returned to treasury, deemed canceled and no longer outstanding.  We also exchanged warrants to purchase 700,000 shares of FPI common stock, that were issued to Wilshire on May 4, 2016, for a like amount of warrants to purchase shares of Company common stock (the "Wilshire Warrants"). The Wilshire Warrants:

•	have a term of five years;
•	are exercisable at $1.25 per share as to 100,000 shares;
•	are exercisable at $2.00 per share as to 200,000 shares;

•	are exercisable at $3.00 per share as to 400,000 shares;
•	do not have a cashless exercise feature; and
•	are not exercisable for one year.

Following the closing of the Share Exchange transaction we had 8,363,759 shares of common stock outstanding (excluding the FPI Acquired Shares, which were deemed canceled following the Share Exchange), of which Wilshire and Alternus own in the aggregate 6,003,759 shares, or approximately 71.8% of the outstanding common stock. As of the date of this filing the Company has no shares of preferred stock issued and outstanding.

On June 30, 2016, we entered into a Securities Purchase Agreement with Berwin Trading Limited, a British Virgin Islands company (“Berwin”), pursuant to which we sold and agreed to issue 3,007,519 shares of our common stock, $0.0001 par value, at a purchase price of $0.665 per share for an aggregate amount of $2,000,000.

As of June 30, 2016, the Company had 11,536,278 shares of common stock issued and outstanding.

Warrants

On May 27, 2016, the Company granted to Wilshire Energy Partners warrants for services (“Wilshire Warrants”) to purchase (i) 100,000 shares at a strike price of $1.25 per share, (ii) 200,000 shares at a strike price of $2.00 per share and (iii) 400,000 shares at a strike price of $3.00 per share. The Wilshire Warrants commence to be exercisable on the earlier of (i) 12 month anniversary of the closing of a going public transaction or (ii) June 30, 2017, and will expire on June 1, 2021.

On May 27, 2016, the Company granted to Zhuge Liang LLC warrants for services to purchase (i) 125,000 shares at a strike price of $1.25 per share, (ii) 100,000 shares at a strike price of $2.00 per share and (iii) 100,000 shares at a strike price of $3.00 per share. The warrants commence to be exercisable on the earlier of (i) 12 month anniversary of the closing of a going public transaction or (ii) June 30, 2017, and will expire on June 1, 2021.

The fair value of all warrants was determined to be $2,144 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 120%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

The following table summarizes all stock warrant activity for the six months ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	1,025,000	2.32	4.92
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2016	1,025,000	$2.32	4.92
Exercisable, June 30, 2016	-	$-	-

Options

On May 19, 2016, the Company granted to each of its three directors options to purchase (i) 50,000 shares at a strike price of $2 per share, vesting when the Company achieves and maintains a total average daily production level of 100 boe/d for at least 30 days, (ii) 50,000 shares at a strike price of $3 per share, vesting when the Company achieves and maintains a total average daily production level of 200 boe/d for at least 60 days, and (iii) 50,000 shares at a strike price of $4 per share, vesting when the Company achieves and maintains a total average daily production level of 500 boe/d for at least 90 days.

The following table summarizes all stock option activity for the six months ended June 30, 2016:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	450,000	3.00	9.89
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2016	450,000	$3.00	9.89
Exercisable, June 30, 2016	-	$-	-

Note 7.	Related Party Transactions

Wilshire Energy Partners, LLC and Aegis International LLC

Effective as of December 18, 2015, in connection with the then formation and organization of Foothills Petroleum Inc., Wilshire Energy Partners, LLC (“Wilshire”), Aegis International LLC (“Aegis”) and Foothills entered into a Business Development Services Agreement (“BDSA”). Under the BDSA the parties agreed that:

1.	Wilshire would transfer 100% of Foothills Exploration LLC, a Wyoming limited liability company (“FEL”) to Foothills Petroleum, and that Foothills would issue 4.5 million shares of its common stock to Wilshire on its organization or as soon thereafter as may be practicable.
2.	Wilshire would endeavor in good faith, with the assistance of Aegis, to obtain $3 to $3.5 million of financing in the form of equity and/or convertible notes to implement the business plan that is under formation on behalf of Foothills.
3.	Aegis would perform the following business development services:

•	provide senior management principally in the form of services of B.P. Allaire;
•	deliver or oversee administrative services on day to day basis;
•	assist in securing a chief financial officer;
•	formulate, craft and deliver a detailed business plan including forecasts;
•	formulate or assist in formulating, budgets and other financial information;
•	recruit or assist in recruiting experienced executive directors with proven track records whose backgrounds will be attractive to the oil and gas community and potential investors;
•	create and deliver a website that depicts the Foothills operations; and
•	provide such other services as may be appropriate and necessary to implement and execute upon the business plan of Foothills.

4.	For its services as outlined under the BDSA, Foothills Petroleum would pay to Aegis from funds received, $150,000 through June 30, 2016 (the “Foothills Initial Organizational Term”). As of June 30, 2016, the payment was made in full.
5.	Following the Foothills Initial Organizational Term, Foothills on at-will basis would pay B.P. Allaire $5,000 per month for his services as chief operating officer and executive director, on terms subject to cancellation, on 30 days notice, by either of Foothills or B.P. Allaire.
6.	Wilshire would assign, effective no later than December 29, 2015, all right, title and interest in FEL in exchange for 4.5 million shares of common stock of Foothills.

In furtherance of the BDSA, Wilshire assigned FEL to Foothills Petroleum on its organization in exchange for 4.5 million shares of Foothills Petroleum, and Foothills Petroleum thereby acquired control of the Springs Prospect, owned by FEL, consisting of 38,120 contiguous acres. Foothills’ regards the Springs Prospect as a valuable multiple objective oil resource play in the Greater Green River Basin of Wyoming. Through Wilshire’s assistance Foothills Petroleum entered into two agreements with Alternus Capital Holdings Ltd whereby Foothills obtained a total of $1,000,000 of financing in the form of convertible notes that upon completion of the Share Exchange were converted, at $0.665 per share, into 1,503,759 shares of common stock of Key Link.

Alternus Capital Holdings Limited

On December 24, 2015, FPI entered into a convertible promissory note in the amount of $600,000 with Alternus Capital Holdings Limited, a British Virgin Islands company. The two year note matures on December 23, 2017, and accrues interest at 8% per year. By its terms the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between FPI and an entity with shares listed for trading (“Pubco”). The conversion price in the note was established at $0.665 per share (the “Conversion Price”), subject to adjustment as described below. On April 5, 2016, and under substantially similar terms described herein, FPI received an additional $400,000 from Alternus Capital Holdings Limited. Under the agreements between Alternus and FPI, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes which, in the event of that full subscription would convert into not less than 30% of the outstanding shares of Pubco. Through May 27, 2016, the date the Share Exchange, Alternus had invested $1,000,000 and based on the Conversion Price was issued 1,503,759 shares of Common Stock of Pubco (Key Link) in full satisfaction of its two notes. All accrued interest was waived and recorded as additional paid in capital.

Note 8.	Subsequent Events

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000. Subsequent to the closing of quarter ending June 30, 2016, the Company received the funds.

The pro forma consolidated balance sheet as of June 30, 2016, gives effect to the transaction described above, and is based on the historical financial statements of the Company, as if the funds were received on June 30, 2016, for purposes of the pro forma consolidated balance sheet.

Foothills Petroleum

Pro Forma Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$2,087,150	$375,000
Prepaid expenses	7,144	170,833
Total Current Assets	2,094,294	545,833
Restricted cash	-	25,000
Oil and gas property	105,672	72,430
Total Assets	$2,199,966	$643,263

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$8,935	$3,500
Accrued interest	-	789
Total Current Liabilities	8,935	4,289
Long-Term Liabilities:
Long-term debt	-	600,000
Total Liabilities	8,935	604,289

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,536,278 and 4,500,000 shares issued and outstanding, respectively	1,154	4,500
Additional paid in capital	3,111,471	67,930
Accumulated deficit	(921,594)	(33,456)
Total stockholders’ equity	2,191,031	38,974
Total Liabilities and Stockholders’ Equity	$2,199,966	$643,263

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “predict,” “project,” “should” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling program, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this prospectus and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

•	our business strategy;

•	our reserves or reserves that may expect to develop;

•	our cash flows and liquidity;

•	our financial strategy, budget, projections and operating results;

•	oil and natural gas prices that we may realize;

•	the timing and amount of future production of oil and natural gas;

•	the availability of drilling and production equipment;

•	the availability of oil field labor;

•	the amount, nature and timing of capital expenditures, including future exploration and development costs;

•	the availability and terms of capital;

•	our drilling of wells;

•	government regulation and taxation of the oil and natural gas industry;

•	our marketing of oil and natural gas;

•	our exploitation projects or our ability to make property acquisitions on terms that meet our acquisition criteria;

•	our costs of exploiting and developing our properties and conducting other operations;

•	general economic conditions;

•	competition in the oil and natural gas industry;

•	the effectiveness of our risk management and hedging activities;

•	environmental liabilities;

•	our future operating results;

•	estimated future reserves and the present value thereof; and

•	our plans, objectives, expectations and intentions contained in this report that are not historical.

Although we believe that the expectations conveyed by the forward-looking statements are reasonable based on information available to us on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity, achievements or financial condition.

You should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

Unless otherwise noted, the terms "Foothills Exploration", the "Company", "we", "us", and "our" refer to the ongoing business operations of Foothills Exploration, Inc. and our wholly-owned subsidiary, Foothills Petroleum, Inc., as well as, the past operations of Foothills Petroleum, Inc. The terms “Key Link Assets Corp.” or “Key Link” refer to the operations of Key Link Assets Corp. prior to May 27, 2016.

History

Foothills Exploration, Inc., (“Company” or “Foothills Exploration”) was incorporated in the State of Delaware on May 13, 2010 under the name of “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation (“FPI”) acquired approximately 14.1 pre split (56.4 post split) million shares of the Company’s common stock constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”). As of May 16, 2016, we effected a 4:1 forward split of our shares of common stock. On May 27, 2016, we entered into a Share Exchange Agreement with the shareholders of FPI whereby we acquired all of the outstanding shares of FPI for 4,500,000 shares and also issued 1,503,759 shares on automatic conversion of debt (please see discussion below under Company's Business Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled.

Prior to the Share Exchange, we had minimal assets and recognized no revenues from operations, and were accordingly classified as a shell company. On June 24, 2016, we filed an amendment to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act. In light of closing of Share Exchange transaction with FPI, the Company became actively engaged in oil and gas operations through its wholly owned subsidiary.

On June 30, 2016, we completed a sale of 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000. For a more complete description of this transaction please see our Form 8-K filed with the SEC on July 7, 2016. Subsequent to the closing of the quarter ending June 30, 2016, we received the funds.

Subsequent to the period ending June 30, 2016, and on August 4, 2016, we were advised that the Financial Industry Regulatory Association had approved (i) our name change from Key Link Assets Corp. to Foothills Exploration, Inc., and (ii) a change of trading symbol from KYLK to FTXP. Please see our Form 8-K filed with the SEC on August 9, 2016.

FPI’s Business Overview

FPI was incorporated in Nevada in December 2015. FPI is an independent oil and gas exploration company with a focus on the acquisition and development of oil and natural gas properties in the Rockies and Mid-Continent. FPI seeks to acquire dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the "Business"). Its principal obligations, consisting of convertible promissory notes in the aggregate amount of approximately $1,000,000, plus interest accruing at a rate of 8% per annum (the "Note"), issued to a single investor as part of convertible debt financing, was converted into 1,503,759 shares of common stock of the Company at the closing of the Share Exchange transaction at a conversion price of $0.665 per share with any accrued and outstanding interest under the Note waived.

From its inception in December 2015 through the date of the Share Exchange, FPI has produced no revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2016, FPI had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of December 31, 2015, FPI had acquired the rights to 38,120 acres of oil and gas property in the state of Wyoming, through Foothills Exploration, LLC, a wholly owned subsidiary acquired by FPI in connection with its organization in December 2015.

FPI’s technical team and strategic advisors have a proven track record of finding, exploiting and developing oil resources in the Rockies, with a deep technical and operational knowledge of the area.

Market Environment

Oil pricing has declined significantly over the last 18-months from a one time high of over $120 a barrel and have, in the opinion of the Company, created attractive new opportunities to acquire oil and gas assets at what we believe to be favorable pricing. The International Energy Agency recently highlighted that capital expenditures on new energy (exploration) declined 16% year-over-year in 2014, followed up by another 20% decline in 2015 year-over-year, respectively. With oil prices falling below $30 a barrel in 2016 at one point, and WTI currently trading at about $40 a barrel on August 1, 2016, the Company currently anticipates a 3rd consecutive year of material spending cutbacks for new supply globally.

In the U.S., the Energy Information Administration (EIA) in its January 12, 2016 short-term energy outlook highlighted that consumption for gasoline increased by 270,000 barrels per day in 2015 to an average of 9.2 million barrels per day, representing a year-over-year growth of 2.6% and just below the record high set in 2007 of 9.3 million barrels per day. The EIA forecasts that total global demand for petroleum to grow by 1.4 million barrels per day from 2015’s 93.7 million per day to 95.2 million by the end of 2016, and similar growth in 2017 to 96.6 million per day where demand out strips supplies by the 4Q 2017. For these and other domestic reasons, FPI medium to long-term outlook are for oil and gas prices to be at sustainable higher levels. No assurance can be given that this outlook will prove to be accurate.

Our Strategy

FPI’s strategic objective is to build a portfolio of producing properties that have low operating costs, long lived reserves and upside development potential. FPI’s goal is to build a land bank of over 200,000 acres of proven, probable and prospective reserves during this period of relatively low commodity pricing. FPI intends to accomplish this by acquiring oil and gas properties with attractive valuation metrics and appealing geological risk/reward profiles that are better positioned to benefit from an improvement in commodity prices.

FPI's primary focus is the Rockies and Mid-Continent regions, where its consultants and technical staff have successfully conducted oil and gas operations. FPI believes its geographical focus and regional experience coupled with strategic industry relationships will advantageously position them to acquire quality oil and gas assets at attractive valuations in the current environment.

FPI’s acquisitions and roll up strategy is based on identifying undercapitalized, yet attractive oil and gas assets selling at a discount to intrinsic value. FPI focuses on acquiring oil and gas assets that have existing production, with existing infrastructure and future developmental potential. Once it acquires oil and gas assets, FPI expects to target adjacent oil and gas properties with similar characteristics to bolt on and increase its geographical acreage position. By consolidating and exploiting additional acreage and rolling it up into FPI, management believes that it may achieve efficiencies and be able to further create shareholder value.

FPI’s Wyoming Properties

The principal assets currently owned by FPI consist of non-producing, prospective mineral leases located in Wyoming.

Springs Prospect

The Springs Prospect, consisting of 38,120 contiguous acres, is a multiple objective oil resource play in the Greater Green River Basin. The prospect’s unconventional target is a Niobrara and Mowry fractured shale. Numerous oil and gas shows in the Niobara and Mowry shales surround the prospect acreage. FPI has also identified and mapped conventional drilling targets in the Muddy and Tensleep throughout the prospect area. Although FPI plans to acquire 3-D Seismic and complete its geologic assessment in the current fiscal year, no assurance can be given that it will be able to do so.

Ladysmith Prospect

On March 29, 2016, FPI acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. This prospect in entirety amounts to 3,061 acres and is located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on a licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin.

Plan of Operations

Over the near-term with energy prices depressed, FPI believes that it is well positioned to capitalize on the current low price environment. Current energy prices have exposed attractive U.S. based assets that are poorly capitalized, which are now selling at discounted prices, providing multiple entry points to acquire attractive oil and gas assets. FPI intends to acquire distressed oil and gas assets as well as non-core assets from larger exploration and production companies seeking to raise cash to pay down debt and shore up their balance sheets.

In addition to what management believes to be a favorable macroeconomic environment for acquiring attractive oil and gas assets, FPI intends to leverage its geographical focus in the Rockies and Mid-Continent. FPI is focused on acquiring smaller operators in a considerably fragmented oil and gas market and through consolidation, management believes FPI can effectively scale its production and acreage position and collectively unlock value in the acquired oil and gas assets thereby increasing shareholder value.

Acquiring additional assets and companies throughout Rockies

FPI is targeting acquisitions in a tightly defined geographical area of interest, which meet certain metrics and future development potential to increase shareholder value. FPI anticipates that these acquisitions will be funded through the sale of common stock, and from issuance of convertible debt, other institutional and private borrowing, as well as future reserve based borrowing activities.

Pursuing the initial development of the Greater Green River conventional and unconventional assets, FPI plans to drill one or two vertical wells in 2016 on the Springs Prospect acreage. FPI anticipates that drilling activities will target the well-established conventional Muddy and Tensleep formations and unconventional Niobrara and Mowry shale formations.

Retain Operational Control and Significant Working Interest

In its principal acquisition and development targets, FPI expects to preserve operational control of its development and drilling activities. As the operator for its projects, FPI retains more control over the timing, selection and process of drilling prospects and completion design, which enhances its ability to maximize the return on invested capital and gives greater control over the timing, allocation and amounts of capital expenditures.

Leasing of Prospective Acreage

In the course of its day-to-day business, FPI regularly identifies drilling and development opportunities on additional acreage in its area of interest that has not yet been leased. Subject to securing additional capital, FPI may take the initiative to lease prospective acreage in an area of interest and may sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

Government Regulations

Governmental Regulation and Environmental Consideration.

The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls.  No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future.  Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

The following discussion provides a brief overview of potential state and federal regulations.  Because FPI to date has acquired specific properties, and because of the wider range of activities in which it expects to participate, management believes that it is not practical to set forth in detail the potential impact federal and state regulations may have on FPI.

The Department of Energy

The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977.  Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE).  The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation.  The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC's responsibility for natural gas regulation.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids.  Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation.  The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions.  As a result of this action, oil which may be sold by us will be sold at deregulated or free market prices.  At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations

FPI production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas.  In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir.  Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Environmental Laws

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control.  Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners.  We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment.  All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection.  Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

Title to Properties

FPI owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, we have the right to have our interest placed of record.  As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us and prior to commencement of drilling on unproved properties and prior to acquisition of proved properties we will conduct a full title examination and attempt to take such further corrective steps as may be appropriate to address material title defect.

FPI properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions.  Although FPI is not aware of any material title defects or disputes with respect to its undeveloped acreage as of the date of this filing, to the extent such defects or disputes exist, FPI would suffer title failures which could result in material adverse consequences to the operations of the company.

Results of Operations

The successor entity as a result of the reverse acquisition is FPI, which was formed on December 17, 2015. Since this is the entity for which we are now reporting, no operating results were available for the comparative period in 2015 since the entity had not yet been formed.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue

We have not earned any revenues for the three months ended June 30, 2016 and 2015. We can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. We also incurred a non-recurring expense of $316,035 in conjunction with the purchase of 14.1 million shares related to our reverse acquisition. Our total selling, general and administrative expenses for the three months ended June 30, 2016, were $651,378.

Other Expenses

Interest expense for the three months ended June 30, 2016, was $16,043.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2016, we recorded a net loss of $667,421.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue

We have not earned any revenues for the six months ended June 30, 2016 and 2015. We can provide no assurance that we will commence operations or that such operations, if commenced, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. We also incurred a non-recurring expense of $316,035 in conjunction with the purchase of 14.1 million shares related to our reverse acquisition. Our total selling, general and administrative expenses for the six months ended June 30, 2016, were $860,128.

Other Expenses

Interest expense for the six months ended June 30, 2016, was $28,010.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2016, we recorded a net loss of $888,138.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred an accumulated loss of $921,594 through June 30, 2016, and have working capital of $85,359 at June 30, 2016. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000. Subsequent to the closing of quarter ending June 30, 2016, the Company received the funds.

The pro forma consolidated balance sheet as of June 30, 2016, gives effect to the transaction described above, and is based on the historical financial statements of the Company, as if the funds were received on June 30, 2016, for purposes of the pro forma consolidated balance sheet.

Foothills Petroleum

Pro Forma Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$2,087,150	$375,000
Prepaid expenses	7,144	170,833
Total Current Assets	2,094,294	545,833
Restricted cash	-	25,000
Oil and gas property	105,672	72,430
Total Assets	$2,199,966	$643,263

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$8,935	$3,500
Accrued interest	-	789
Total Current Liabilities	8,935	4,289
Long-Term Liabilities:
Long-term debt	-	600,000
Total Liabilities	8,935	604,289

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,536,278 and 4,500,000 shares issued and outstanding, respectively	1,154	4,500
Additional paid in capital	3,111,471	67,930
Accumulated deficit	(921,594)	(33,456)
Total stockholders’ equity	2,191,031	38,974
Total Liabilities and Stockholders’ Equity	$2,199,966	$643,263

Management believes that its existing cash on hand will be sufficient to fund its operations for the next 12 months. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2016, we used $654,607 of cash in operating activities. Non-cash adjustments included $9,250 related to stock compensation expense, and net changes in operating assets and liabilities of $224,281.

Investing Activities

During the six months ended June 30, 2016, we used $33,243 of cash in investing activities for acquisition of an oil and gas property.

Financing Activities

During the six months ended June 30, 2016, we received $400,000 in proceeds from issuance of notes. On June 30, 2016, we executed a mutually binding securities purchase agreement pursuant to which we have sold approximately 3,007,519 shares of our common stock to a single investor for net proceeds of $2 million.

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

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses in our disclosure controls and procedures:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

We are not currently a party to any material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Current Report on Form 8-K filed on June 10, 2016 (the "June 8-K"), which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K and in our June 8-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2016, we sold 3,007,519 shares of our common stock to an investor in exchange for proceeds of $2 million, received on July 6, 2016, that we may use for acquiring oil and gas properties as well as for general operating and marketing expenses.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Foothills Exploration, Inc. **

10.1	Share Exchange Agreement between Registrant and Foothills Petroleum, Inc., dated May 27, 2016**

10.2	Securities Purchase Agreement between Registrant and Berwin Trading Limited dated June 30, 2016**

10.3	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated December 23, 2015**

10.4	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated April 5, 2016**

10.5	Form of Convertible Promissory Note**

10.5	Form of Wilshire Warrant**

10.6	Form of Zhuge Liang Warrant

10.7	Business Development Services Agreement with Wilshire Energy Partners LLC and Aegis International LLC**

10.8	Executive Director Agreement between Foothills Petroleum, Inc. and Alex M. Hemb dated March 24, 2016**

10.9	Executive Director Agreement between Foothills Petroleum, Inc. and Christopher Jarvis dated March 24, 2016**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016	FOOTHILLS EXPLORATION, INC.

	By:	/s/ B.P. Allaire
B.P. Allaire
Chief Executive Officer

