Form 10-Q/A
period 2016-03-31
FOOTHILLS EXPLORATION, INC.
filed 2016-09-16
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________to _____________

Commission File Number: 333-190836

FOOTHILLS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3439423 (IRS Employer Identification No.)

633 17th Street, Suite 1700-A

Denver, Colorado 80202

(720) 449-7478

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)	Yes ☐	No ☒

As of September 15, 2016, the registrant had 11,536,278 shares of common stock outstanding.

EXPLANATORY NOTE

Foothills Exploration Inc., formerly known as Key Link Assets Corp. (the “Company”), is filing this Amendment No. 1 to Form 10-Q/A (the “Amendment”) for the purpose of re-filing Exhibits 31.1 and 31.2 as well as Exhibit 32.1, to reflect, as appropriate, the signed certifications of B.P. Allaire, in his capacity as Chief Executive Officer and in his capacity as Chief Financial and Accounting Officer. The certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on May 12, 2016 (the “Original Filing”) were executed solely by Shawn Clark, the Company’s then interim chief financial officer and director. Mr. Clark resigned his positions with the Company in September 2016.

Except as described above, no other information in the Form 10-Q has been changed or updated and this Amendment to the Form 10-Q continues to speak as of the date of the Original Filing. This Amendment is part of the Original Filing and should be read in conjunction with the Form 10-Q. Other events occurring after the Original Filing date or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

i

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here- with	Exhibit No.	Form/File No.	Filing Date
3.1	Certificate of Incorporation		3.1	Form S-1 File No. 333-190836	August 27, 2013

3.2	By-Laws		3.2	Form S-1 File No. 333-190836	August 27, 2013

4.1	Specimen common stock certificate		4.1	Form S-1 File No. 333-190836	August 27, 2013

10.1	Key Link Asset Corp. 2010 Incentive Compensation Plan		10.1	Form S-1/A File No. 333-190836	December 16, 2013

10.2	Form of Option Agreement under 2010 Incentive Compensation Plan		10.2	Form 10-K/A File No. 333-190836	April 16, 2014

10.3	Note Payable dated March 31, 2016 by the Company to Shawn Clark		10.3	Form 10-Q File No. 333-190836	May 12, 2016

31.1	Certification of Principal Executive Officer Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*	X

101.SCH	XBRL Taxonomy Extension Schema Document*	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Second Sight Medical Products, Inc.
(Registrant)

/s/ B.P. Allaire
Date: September 15, 2016	B.P. Allaire Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

