Form 10-Q
period 2016-09-30
FOOTHILLS EXPLORATION, INC.
filed 2016-11-15
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 11, 2016, the issuer had 11,536,278 shares of its common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,632,848	$375,000
Prepaid expenses	47,144	170,833
Total Current Assets	1,679,992	545,833
Restricted cash	-	25,000
Oil and gas property	170,349	72,430
Total Assets	$1,850,341	$643,263

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$146,582	$3,500
Accrued interest	-	789
Total Current Liabilities	146,582	4,289
Long-Term Liabilities:
Long-term debt	-	600,000
Total Liabilities	146,582	604,289

Stockholders’ Equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,536,278 and 4,500,000 shares issued and outstanding, respectively	1,154	4,500
Stock payable	17,622	-
Additional paid in capital	3,111,471	67,930
Accumulated deficit	(1,426,488)	(33,456)
Total stockholders’ equity	1,703,759	38,974
Total Liabilities and Stockholders’ Equity	$1,850,341	$643,263

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statement Of Operations

(Unaudited)

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
Operating expenses
Selling, general and administrative	504,980	1,365,108
Total operating expenses	504,980	1,365,108

Loss from operations	(504,980)	(1,365,108)

Other income (expenses):
Interest income (expense)	86	(27,924)
Total other income (expenses)	86	(27,924)

Loss from operations before income taxes	(504,894)	(1,393,032)

Provision for income taxes	-	-

Net Loss	(504,894)	(1,393,032)

Net loss per share – basic and diluted	(0.04)	(0.19)

Weighted average common shares – basic and diluted	11,536,278	7,376,571

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statement Of Cash Flows

(Unaudited)

For the nine months ended
September 30, 2016
Cash Flows from Operating Activities
Net loss	$(1,393,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	9,250
Stock payable to officers	17,622
Changes in operating assets and liabilities:
Prepaid expenses	125,833
Accounts payable and accrued liabilities	167,294
Accrued interest	28,801
Net cash used in operating activities	(1,044,232)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(97,920)
Net cash used in investing activities	(97,920)

Cash Flows from Financing Activities
Proceeds from notes payable	400,000
Proceeds from issuance of common stock	2,000,000
Net cash provided by financing activities	2,400,000

Net increase in cash and cash equivalents	1,257,848

Cash and Cash Equivalents, beginning of period	375,000

Cash and Cash Equivalents, end of period	$1,632,848

Supplemental disclosures of cash flow information:
Conversion of notes payable	$1,000,000
Prepaid warrants issued for services	$2,144
Accrued interest forgiven by related party	$28,801
Accounts payable settled with restricted cash	$25,000

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Notes To The Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2016 and 2015

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

On May 27, 2016 we entered into a Share Exchange Agreement with shareholders of FPI whereby we acquired all of the outstanding shares of FPI in exchange for 4,500,000 shares of our common stock and also issued 1,503,759 shares of our common stock on automatic conversion of debt (please see discussion below under Company's Business Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled. For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with FPI considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The FPI Shareholders obtained approximately 96% of voting control on the date of Share Exchange. FPI was the acquirer for financial reporting purposes and the Company was the acquired company. The unaudited condensed consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of FPI and the results of the Company from the acquisition date. All share and per share information in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

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

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000, and in July 2016, the Company received the funds. For a more complete description of this transaction please see our Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 7, 2016.

On August 4, 2016 we were advised that the Financial Industry Regulatory Association had approved (i) our name change from Key Link Assets Corp. to Foothills Exploration, Inc., and (ii) a change of trading symbol from KYLK to FTXP. Please see our Form 8-K filed with the SEC on August 9, 2016.

On August 18, 2016 the Company appointed Ritchie Lanclos as Executive Vice President of the Company and as Vice President of Exploration of its wholly owned subsidiary, Foothills Petroleum, Inc. (“FPI”), and appointed Eleazar Ovalle as Executive Vice President of the Company and Vice President of Geology & Geophysical of FPI.

FPI has agreed to pay Mr. Lanclos an annual salary of $84,000 upon successful completion of a 90 day probationary period. Mr. Lanclos was entitled to receive a $10,000 bonus upon commencement of employment and will also be entitled to receive bonuses that will be based on performance standards that will be established by FPI. Mr. Lanclos will receive 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016 and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. Upon approval of the Company’s Board of Directors, Mr. Lanclos may become eligible to participate in the Company’s equity incentive plan, should one be established.

FPI has agreed to pay Mr. Ovalle an annual salary of $84,000 upon successful completion of a 90 day probationary period. Mr. Ovalle was entitled to receive a $10,000 bonus upon commencement of employment and will also be entitled to receive bonuses that will be based on performance standards and goals that will be established by FPI. Mr. Ovalle will receive 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016 and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. Upon approval by the Company’s Board of Directors, Mr. Ovalle may become eligible to participate in the Company’s equity incentive plan, should one be established.

In connection with the hiring of Ritchie Lanclos and Eleazar Ovalle, FPI agreed to pay Wilshire Energy Partners LLC, one of our principal shareholders, pursuant to a Services Agreement entered into by and between FPI and Wilshire Energy Partners, a fee of 25% of gross annual salary, including all cash and equity compensation, but excluding any bonuses to be received by Mr. Lanclos and Mr. Ovalle. FPI has agreed to pay Wilshire Energy Partners $50,000 for its services in recruiting Messrs. Lanclos and Ovalle to the Company and FPI management teams. In the event either of Mr. Lanclos or Mr. Ovalle leaves FPI of his own volition or is terminated for cause within 90 days from commencement of their employment, Wilshire Energy Partners shall refund FPI 100% of fees received, minus $2,500.

On September 2, 2016, Shawn P. Clark resigned as Interim Chief Financial Officer and member of the Board of Directors of Foothills Exploration, Inc. In connection with Mr. Clark’s resignation, there were no disagreements with the Company, known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices.

Nature of Operations

FPI was incorporated in Nevada in December 2015. FPI is an independent oil and gas exploration company with a focus on the acquisition and development of oil and gas properties in the Rockies and Gulf Coast. FPI seeks to acquire dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the "Business"). Its principal obligations, consisting of convertible promissory notes in the aggregate amount of approximately $1,000,000 plus interest accruing at a rate of 8% per annum (the "Note"), issued to a single investor as part of convertible debt financing, was converted into 1,503,759 shares of common stock of the Company at the closing of the Share Exchange transaction at a conversion price of $0.665 per share with any accrued and outstanding interest under the Note waived.

From its inception in December 2015 through the date of the Share Exchange, FPI produced no revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2016, FPI had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of September 30, 2016, FPI had acquired the rights to 41,421 acres of oil and gas property in the state of Wyoming. Please see Note 8, Subsequent Events, for additional acreage obtained subsequent to September 30, 2016.

FPI’s technical team and strategic advisors have a proven track record of finding, exploiting and developing oil resources in the Rockies and Gulf Coast, with a deep technical and operational knowledge of the area.

Basis of Presentation and Functional Currency

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD), and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. The Company was formed on December 17, 2015, therefore there are no comparative financial statements for the period for three and nine months statement of operations and cash flows.

Exploration Stage

The Company has not produced revenues from its principal business and is in the exploration stage.  The Company is engaged in the acquisition, exploration, development and production of oil and gas properties.  As of September 30, 2016, the Company had acquired the rights to 41,421 acres of oil and gas property in the state of Wyoming through its transaction with the shareholders of FPI, and other acquisitions made by the Company since its inception.

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the Rocky Mountain and Gulf Coast regions. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact its ability to execute its business plan.

As discussed in Note 2, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On June 30, 2016, the Company sold 3,007,519 shares of its common stock for an aggregate amount of $2,000,000, and in July 2016 the Company received the $2,000,000 funding.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of September 30, 2016, the Company had no cash equivalents.

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

As of September 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 225,000 potentially dilutive shares, which include outstanding warrants, for the period ended September 30, 2016. The potential shares are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive.

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

Principles of Consolidation

These condensed consolidated financial statements include the accounts of Foothills Exploration, Inc., and its wholly-owned subsidiary Foothills Petroleum Inc. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 2.	Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $1,426,488 through September 30, 2016, and had working capital of $1,533,410 at September 30, 2016. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On June 30, 2016, the Company sold 3,007,519 shares of its common stock for an aggregate amount of $2,000,000 and in July 2016, the Company received the $2,000,000 funding. As a result, Management believes that its existing cash on hand will be sufficient to fund its operations for the next nine (9) months. However, no assurance can be given that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

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

The Company also exchanged warrants to purchase 700,000 shares of FPI’s common stock that were issued to Wilshire for a like amount of warrants to purchase shares of Key Link’s common stock (the "Wilshire Warrants"). The Wilshire Warrants:

•	have a term of five years;

•	are exercisable at $1.25 per share as to 100,000 shares;

•	are exercisable at $2.00 per share as to 200,000 shares;

•	are exercisable at $3.00 per share as to 400,000 shares;

•	do not have a cashless exercise feature; and

•	are not exercisable for one year from the date of issuance.

Following the closing of the Share Exchange transaction the Company had approximately 8,363,759 shares of common stock outstanding (excluding the FPI Acquired Shares, which are deemed canceled following the Share Exchange), of which Wilshire and Alternus own in the aggregate 6,003,759 shares, or approximately 52% of the outstanding common stock. As of the date of this filing the Company has 25,000,000 shares of preferred stock authorized of which no shares are issued and outstanding.

Note 4.	Oil and Gas Properties

Upon organization of Foothills Petroleum Inc., on December 24, 2015, Wilshire Energy Partners LLC contributed its 100% membership interest in Foothills Exploration, LLC, a Wyoming limited liability company, to FPI in exchange for 4,500,000 shares of FPI's common stock. At the time of contribution Wilshire Energy Partners LLC had acquired and owned rights to 38,120 acres of oil and gas leases in the State of Wyoming (as described above in Note 1, Nature of Operations) . On completion of the Share Exchange, effective May 27, 2016, Wilshire Energy Partners LLC exchanged its FPI shares for 4,500,000 shares of the Company's common stock. As a result the Company owns 100% of FPI and Foothills Exploration, LLC is now a wholly owned indirect subsidiary of the Company that retains title to these oil and gas leases. This transaction is treated as the founding transaction by the Company. The asset was valued at $72,430 at the time of transfer based on costs associated with the payment of lease bonuses, fees and taxes paid during the formation of the asset.

On March 29, 2016, FPI acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin, in return for covering certain costs of operation in the amount of $20,000, and to a share of the working interest in the land. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on a licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin. The asset is valued at $20,000 based on the agreement. During the nine months ended September 30, 2016, the Company capitalized an additional $97,920 in costs related to this asset.

Note 5.	Notes Payable

On December 24, 2015, FPI entered into a convertible promissory note in the amount of $600,000 with Alternus Capital Holdings Limited, a BVI company. The two-year note matures on December 23, 2017, and accrues interest at 8% per year. By its terms the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between FPI and an entity with shares listed for trading (“Pubco”). The conversion price in the note was established at $0.665 per share, (the “Conversion Price”) subject to adjustment as described below. On April 5, 2016, and under substantially similar terms described herein, FPI received an additional $400,000 from Alternus Capital Holdings Limited. Under the agreements between Alternus and FPI, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes which, in the event of that full subscription would convert into not less than 30% of the outstanding shares of Pubco. Through May 27, 2016, the date of the Share Exchange, Alternus had invested $1,000,000 and based on the Conversion Price 1,503,759 shares of Common Stock of Pubco (Key Link) were issued in full satisfaction of its two notes.

Alternus transferred to Berwin Trading Limited its right to purchase the remaining $2,500,000 in equity in the Company at substantially the same terms as the conversion of the convertible note purchase agreement. Berwin agreed to purchase $2,000,000 or 3,007,519 common shares and completed the documents related to the purchase of equity on June 30, 2016, and funded its investment on July 6, 2016. The additional investment option has expired.

Note 6.	Common Stock

On December 24, 2015, FPI issued 4,500,000 shares of its common stock to Wilshire Energy Partners, LLC, as more fully discussed in Note 4 of these financial statements.

On December 24, 2015, FPI entered into a convertible promissory note in the amount of $600,000 with Alternus Capital Holdings Limited, a British Virgin Islands company. The two-year note matures on December 23, 2017, and accrues interest at 8% per year. By its terms the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between FPI and an entity with shares listed for trading (“Pubco”). The conversion price of the note was established at $0.665 per share (the “Conversion Price”), subject to adjustment as described below. On April 5, 2016, and under substantially similar terms described herein, FPI received an additional $400,000 from Alternus Capital Holdings Limited. On May 27, 2016, the shareholders of FPI entered into the Share Exchange Agreement with Key Link, pursuant to which the principal amount of the notes together with any accrued, but unpaid interest was converted into the shares of the Company at a conversion price of $0.665 per share. The total amount of shares issued to Alternus Capital Holdings Limited pursuant to the conversion of the note is 1,503,759. All accrued interest was waived and recorded as additional paid in capital.

Effective April 1, 2016, FPI appointed two directors to its board. Each director was granted 125,000 shares of its common stock (the "FPI Directors Shares"), vesting according to the following schedule: (i) 40% vesting ninety (90) days from the appointment date; (ii) 20% vesting one hundred eighty (180) days from the appointment date; (iii) 20% vesting two hundred seventy (270) days following the appointment date; (iv) 20% vesting three hundred sixty (360) days following the Effective Date. As of September 30, 2016, 50,000 shares were issued to each director. These shares were valued at $1,000.

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

The 14,112,250 pre-split shares were converted into 56,449,000 shares, and were returned to treasury for cancellation. A total of 2,360,000 shares remained outstanding held by the shareholders of the merged public company post the reverse merger acquisition.

On May 2, 2016, after obtaining the FPI Acquired Shares, FPI caused the Company to appoint its two non-executive directors to the Board of the Company. These directors exchanged their rights to the FPI Directors Shares for Company shares having substantially the same terms and provisions. On May 2, 2016 the Company also granted 150,000 shares of its common stock to its CEO as a part of his compensation package. The shares have the same vesting schedule as directors’ shares described above. As of September 30, 2016, 60,000 shares were issued to the Company’s CEO. These shares were valued at $600.

During the nine months ended September 30, 2016, the Company issued 5,000 shares to a service provider per consulting agreement. The shares were valued at $7,650.

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

As of September 30, 2016, the Company had 11,536,278 shares of common stock issued and outstanding.

Restricted Stock Units (RSUs)

On August 11, 2016, FPI granted Mr. Lanclos 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016 and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of September 30, 2016, these shares were valued at $9,178.

On August 15, 2016, FPI granted Mr. Ovalle 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016 and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of September 30, 2016, these shares were valued at $8,444.

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

On May 27, 2016, the Company granted to an unrelated party warrants to purchase (i) 125,000 shares at a strike price of $1.25 per share, (ii) 100,000 shares at a strike price of $2.00 per share and (iii) 100,000 shares at a strike price of $3.00 per share. The warrants commence to be exercisable on the earlier of (i) 12 month anniversary of the closing of a going public transaction or (ii) June 30, 2017, and will expire on June 1, 2021.

The fair value of all warrants was determined to be $2,144 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 120%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

The following table summarizes all stock warrant activity for the nine months ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	1,025,000	2.32	4.92
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2016	1,025,000	$2.32	4.92
Exercisable, September 30, 2016	-	$-	-

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

The following table summarizes all stock option activity for the nine months ended September 30, 2016:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	450,000	3.00	9.89
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2016	450,000	$3.00	9.89
Exercisable, September 30, 2016	-	$-	-

Note 7.	Related Party Transactions

Wilshire Energy Partners, LLC and Aegis International LLC

Effective as of December 18, 2015, in connection with the then formation and organization of Foothills Petroleum Inc., Wilshire Energy Partners, LLC (“Wilshire”), Aegis International LLC (“Aegis”) and FPI entered into a Business Development Services Agreement (“BDSA”). Under the BDSA the parties agreed that:

1.	Wilshire would transfer 100% of Foothills Exploration LLC, a Wyoming limited liability company (“FEL”) to FPI, and that FPI would issue 4.5 million shares of its common stock to Wilshire on its organization or as soon thereafter as may be practicable.
2.	Wilshire would endeavor in good faith, with the assistance of Aegis, to obtain $3 to $3.5 million of financing in the form of equity and/or convertible notes to implement the business plan that is under formation on behalf of FPI.
3.	Aegis would perform the following business development services:

•	provide senior management principally in the form of services of B.P. Allaire;
•	deliver or oversee administrative services on day to day basis;
•	assist in securing a chief financial officer;
•	formulate, craft and deliver a detailed business plan including forecasts;
•	formulate or assist in formulating, budgets and other financial information;
•	recruit or assist in recruiting experienced executive directors with proven track records whose backgrounds will be attractive to the oil and gas community and potential investors;
•	create and deliver a website that depicts the FPI operations; and
•	provide such other services as may be appropriate and necessary to implement and execute upon the business plan of FPI.

4.	For its services as outlined under the BDSA, Foothills Petroleum would pay to Aegis from funds received, $150,000 through September 30, 2016 (the “Foothills Initial Organizational Term”). As of September 30, 2016, the payment was made in full.
5.	Following the Foothills Initial Organizational Term, FPI on at-will basis would pay B.P. Allaire $5,000 per month for his services as chief operating officer and executive director, on terms subject to cancellation, on 30 days notice, by either of FPI or B.P. Allaire. Effective September 1, 2016, the Company increased Mr. Allaire’s salary to $7,000 per month.
6.	Wilshire would assign, effective no later than December 29, 2015, all right, title and interest in FEL in exchange for 4.5 million shares of common stock of Foothills.

In furtherance of the BDSA, Wilshire assigned FEL to FPI on its organization in exchange for 4.5 million shares of Foothills Petroleum, and Foothills Petroleum thereby acquired control of the Springs Prospect, owned by FEL, consisting of 38,120 contiguous acres. FPI regards the Springs Prospect as a valuable multiple objective oil resource play in the Greater Green River Basin of Wyoming. Through Wilshire’s assistance Foothills Petroleum entered into two agreements with Alternus Capital Holdings Ltd whereby Foothills obtained a total of $1,000,000 of financing in the form of convertible notes that upon completion of the Share Exchange were converted, at $0.665 per share, into 1,503,759 shares of common stock of the Company.

In connection with the hiring of Ritchie Lanclos as Executive Vice President of the Company and Vice President of Exploration of FPI, and Eleazar Ovalle as Executive Vice President of the Company and Vice President of Geology and Geophysical of FPI, FPI agreed to pay Wilshire, one of our principal shareholders, pursuant to a Services Agreement entered into by and between FPI and Wilshire Energy Partners and attached as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 19, 2016, a fee of 25% of gross annual salary, including all cash and equity compensation, but excluding any bonuses to be received by Mr. Lanclos or Mr. Ovalle. In the event either of Mr. Lanclos or Mr. Ovalle leaves FPI of his own volition or is terminated for cause within 90 days from commencement of their employment, Wilshire shall refund FPI 100% of fees received, minus $2,500.

Alternus Capital Holdings Limited

On December 24, 2015, FPI entered into a convertible promissory note in the amount of $600,000 with Alternus Capital Holdings Limited, a British Virgin Islands company. The two year note matures on December 23, 2017, and accrues interest at 8% per year. By its terms the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between FPI and an entity with shares listed for trading. The conversion price of the note was established at $0.665 per share (the “Conversion Price”), subject to adjustment as described below. On April 5, 2016, and under substantially similar terms described herein, FPI received an additional $400,000 from Alternus Capital Holdings Limited. Under the agreements between Alternus and FPI, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes which, in the event of that full subscription would convert into not less than 30% of the outstanding shares of the “public” company. Through May 27, 2016, the date the Share Exchange, Alternus had invested $1,000,000 and based on the Conversion Price was issued 1,503,759 shares of Common Stock of Key Link in full satisfaction of its two notes. All accrued interest was waived and recorded as additional paid in capital.

Note 8.	Subsequent Events

Subsequent to September 30, 2016, the Company launched its Exploration Division and opened a new office in Houston to support division’s staff. The Company’s Exploration Division consists of geologists and petroleum engineers engaged in the exploration and development of hydrocarbons and tasked with building a portfolio of exploration projects in the Gulf Coast region.

Subsequent to September 30, 2016, the Company entered into a farm-out agreement with Koch Exploration Company, LLC ("Koch"), a subsidiary of Koch Industries, Inc., in relation to the Ironwood and Paw Paw Prospects located in the Big Horn Basin of Wyoming. The Company has already completed detailed work on the Paw Paw prospect, including geological analysis, 3-D seismic interpretation and we are now in midst of preparations to commence drilling operations. The Ironwood and Paw Paw prospects cover about 10,583 acres with total possible recoverable reserves from the two prospects amounting to approximately 7 million barrels of oil. The farm-out agreement provides the Company with access to an immediate drilling prospect, defined by 3-D seismic with short and long-term production potential. The team at FTXP believes that the Paw Paw and Ironwood prospects considerably increase the Company's potential scope of operations in the Rockies.

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

On October 5, 2016, the Company launched its Exploration Division and opened new office in Houston to support division’s staff. The Company’s Exploration Division consists of geologists and petroleum engineers engaged in the exploration and development of hydrocarbons and tasked with building a portfolio of exploration projects in the Gulf Coast region.

FPI’s Business Overview

FPI was incorporated in Nevada in December 2015. FPI is an independent oil and gas exploration company with a focus on the acquisition and development of oil and gas properties in the Rockies and Gulf Coast. FPI seeks to acquire dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the "Business"). Its principal obligations, consisting of convertible promissory notes in the aggregate amount of approximately $1,000,000, plus interest accruing at a rate of 8% per annum (the "Note"), issued to a single investor as part of convertible debt financing, was converted into 1,503,759 shares of common stock of the Company at the closing of the Share Exchange transaction at a conversion price of $0.665 per share with any accrued and outstanding interest under the Note waived.

From its inception in December 2015 through the date of the Share Exchange, FPI has produced no revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2016, FPI had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of September 30, 2016, FPI had acquired the rights to 41,421 acres of oil and gas property in the state of Wyoming, through Foothills Exploration, LLC, a wholly owned subsidiary acquired by FPI in connection with its organization in December 2015.

FPI’s technical team and strategic advisors have a proven track record of finding, exploiting and developing oil resources in the Rockies and Gulf Coast, with a deep technical and operational knowledge of the area.

Market Environment

Oil pricing has declined significantly over the last 24-months from a 2014 high of over $120 a barrel and have, in the opinion of the Company, created attractive new opportunities to acquire oil and gas assets at what we believe to be favorable pricing. The International Energy Agency recently highlighted that capital expenditures on new energy (exploration) declined 16% year-over-year in 2014, followed up by another 20% decline in 2015 year-over-year, respectively. With oil prices falling below $30 a barrel in 2016 at one point, and WTI trading at about $40 a barrel on August 1, 2016 (and approximately $45 a barrel on November 9, 2016), the Company currently anticipates a 3rd consecutive year of material spending cutbacks for new supply globally.

In the U.S., the Energy Information Administration (EIA) in its January 12, 2016 short-term energy outlook highlighted that consumption for gasoline increased by 270,000 barrels per day in 2015 to an average of 9.2 million barrels per day, representing a year-over-year growth of 2.6% and just below the record high set in 2007 of 9.3 million barrels per day. The EIA forecasts that total global demand for petroleum to grow by 1.4 million barrels per day from 2015’s 93.7 million per day to 95.2 million by the end of 2016, and similar growth in 2017 to 96.6 million per day where demand out strips supplies by the 4Q 2017. For these and other domestic reasons, FPI’s medium to long-term outlook is for oil and gas prices to be at sustainable higher levels. No assurance can be given that this outlook will prove to be accurate.

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

FPI's primary focus is the Rocky Mountain and Gulf Coast regions, where its consultants and technical staff have successfully conducted oil and gas operations. FPI believes its geographical focus and regional experience coupled with strategic industry relationships will advantageously position them to acquire quality oil and gas assets at attractive valuations in the current environment.

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

Ladysmith Prospect

On March 29, 2016, FPI acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. This prospect in entirety amounts to 3,061 acres and is located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on a licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin. On August 24, 2016, the Company acquired a 240-acre fee lease from the Freemont Sheep Company covering lands immediately adjacent to the Ladysmith Prospect lands.

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

In addition to what management believes to be a favorable macroeconomic environment for acquiring attractive oil and gas assets, FPI intends to leverage its geographical focus in the Rockies and Gulf Coast. FPI is focused on acquiring smaller operators in a considerably fragmented oil and gas market and through consolidation, management believes FPI can effectively scale its production and acreage position and collectively unlock value in the acquired oil and gas assets thereby increasing shareholder value.

Acquiring additional assets and companies throughout Rockies

FPI is targeting acquisitions in tightly defined geographical areas of interest, which meet certain metrics and future development potential to increase shareholder value. FPI anticipates that these acquisitions will be funded through the sale of common stock, and from issuance of convertible debt, other institutional and private borrowing, as well as future reserve based borrowing activities.

Pursuing the initial development of the Greater Green River conventional and unconventional assets, FPI plans to drill one or two vertical wells in the first half of 2017 on the Springs Prospect acreage. FPI anticipates that drilling activities will target the well-established conventional Muddy and Tensleep formations and unconventional Niobrara and Mowry shale formations.

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

Crude Oil and Natural Gas Liquids Price and Allocation Regulation

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids.  Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation.  The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions.  Because of this action, oil which may be sold by us will be sold at deregulated or free market prices.  At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

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

Title to Properties

FPI owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, we have the right to have our interest placed of record.  As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us and prior to commencement of drilling on unproved properties and prior to acquisition of proved properties we will conduct a full title examination and attempt to take such further corrective steps as may be appropriate to address any material title defects that we find.

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

Results of Operations

The successor entity as a result of the reverse acquisition of Key Link is FPI, which was formed on December 17, 2015. Since this is the entity for which we are now reporting, no operating results were available for the comparative period in 2015 since the entity had not yet been formed.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue

We have not earned any revenues for the three months ended September 30, 2016 and 2015. We can provide no assurance that we will commence drilling and revenue producing operations or that such drilling and revenue operations, if commenced, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Our total selling, general and administrative expenses for the three months ended September 30, 2016, were $504,980.

Other Income

Interest income for the three months ended September 30, 2016, was $86.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2016, we recorded a net loss of $504,894.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue

We have not earned any revenues for the nine months ended September 30, 2016 and 2015. We can provide no assurance that we will commence drilling and revenue producing operations or that such drilling operations, if commenced, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. We also incurred a non-recurring expense of $316,035 in conjunction with the purchase of 14.1 million shares related to our reverse acquisition. Our total selling, general and administrative expenses for the nine months ended September 30, 2016, were $1,365,108.

Other Expenses

Interest expense for the nine months ended September 30, 2016, was $27,924.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2016, we recorded a net loss of $1,393,032.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred an accumulated loss of $1,426,488 through September 30, 2016, and have working capital of $1,533,410 at September 30, 2016. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000.

Management believes that its existing cash on hand will be sufficient to fund its operations for approximately nine (9) months. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2016, we used $1,044,232 of cash in operating activities. Non-cash adjustments included $9,250 related to stock compensation expense, $17,622 related to stock payable to officers and directors, and net changes in operating assets and liabilities of $321,928.

Investing Activities

During the nine months ended September 30, 2016, we used $97,920 of cash in investing activities for acquisition of an oil and gas property.

Financing Activities

During the nine months ended September 30, 2016, we received $2,400,000 of cash in financing activities, including $400,000 in proceeds from issuance of notes and $2,000,000 in proceeds from issuance of common stock.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Foothills Exploration, Inc. **

10.1	Share Exchange Agreement between Registrant and Foothills Petroleum, Inc., dated May 27, 2016**

10.2	Securities Purchase Agreement between Registrant and Berwin Trading Limited dated June 30, 2016**

10.3	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated December 23, 2015**

10.4	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated April 5, 2016**

10.5	Form of Convertible Promissory Note**

10.5	Form of Wilshire Warrant**

10.6	Form of Zhuge Liang Warrant **

10.7	Business Development Services Agreement with Wilshire Energy Partners LLC and Aegis International LLC**

10.8	Executive Director Agreement between Foothills Petroleum, Inc. and Alex M. Hemb dated March 24, 2016**

10.9	Executive Director Agreement between Foothills Petroleum, Inc. and Christopher Jarvis dated March 24, 2016**

10.10	Executive Employment Agreement between registrant and Ritchie Lanclos dated August 11, 2016**

10.11	Executive Employment Agreement between registrant and Eleazar Ovalle dated August 15, 2016**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Date: November 14, 2016	FOOTHILLS EXPLORATION, INC.

	By:	/ s/ B.P. Allaire
B.P. Allaire
Chief Executive Officer