Form 10-K
period 2016-12-31
FOOTHILLS EXPLORATION, INC.
filed 2017-04-14
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-190836

FOOTHILLS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3439423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 1700-A Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(720) 449-7478

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On March 31, 2017, 2,420,000 shares of common stock were held by non-affiliates and had an aggregate value of $3,073,400 based on the average closing bid and ask of $1.27 per share as reported by the OTCQB market.

As of March 31, 2017, there were 13,954,612 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” “plan,” “aim”, or the negative of these words or other variations on these words or comparable terminology. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report and those factors outlined below:

•	our ability to successfully develop our recent acquisition of undeveloped and developed acreage and other assets acquired from Total Belief Ltd., a subsidiary of New Times Energy Corp., an entity whose securities trade on the Main Board of the Stock Exchange of Hong Kong Ltd., and to integrate the operations relating thereto with our existing operations and realize the benefits of such acquisition;

•	our financial position;

•	our business strategy, including the use of independent contractors;

•	meeting our forecasts and budgets;

•	expectations regarding natural gas and oil markets in the United States;

•	further or sustained declines in natural gas and oil prices;

•	operational constraints, start-up delays and production shut-ins at both operated and non-operated properties;

•	the risks associated with bringing shut in wells into commercial levels of production;

•	the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a relatively large capital commitment relative to the size of our capitalization structure;

•	the timing and successful drilling and completion of natural gas and oil wells;

•	availability of capital and the ability to repay indebtedness when due;

•	availability and cost of rigs and other materials and operating equipment;

•	timely and full receipt of sale proceeds from the sale of our production;

•	the ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	interest rate volatility;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

•	the need to take impairments on our properties due to lower commodity prices;

•	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;

•	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;

•	actions or inactions of third-party contractors;

•	actions or inactions of third-party operators of pipelines or processing facilities;

•	the ability to find and retain skilled personnel;

•	strength and financial resources of competitors;

•	Federal, tribal and state legislative and regulatory developments and approvals;

•	worldwide economic conditions;

•	the ability to construct and operate infrastructure, including pipeline and production facilities;

•	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;

•	expanded rigorous monitoring and testing requirements; and

•	our ability to obtain insurance coverage on commercially reasonable terms.

Any of these factors and other factors contained in this report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a variety of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. All forward-looking statements speak only as of the date of this report.

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and natural gas liquids that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and natural gas liquids that are ultimately recovered.

All forward-looking statements, expressed or implied, in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or any person acting on our behalf may issue.

We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.foothillspetro.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Foothills Exploration, Inc., 633 17th Street, Suite 1700-A, Denver, Colorado, 80202.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

PART I

ITEMS 1 and 2. Business and Properties.

Background

Foothills Exploration, Inc., (the “Company,” “Foothills Exploration,” “Foothills,” “we,” or “our”) was incorporated in the State of Delaware on May 13, 2010, under the name of “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation, (“FPI”) acquired over 14.1 million pre-split (56.4 million post-split) shares of the Company’s common stock constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”). As of May 16, 2016, we effected a 4:1 forward split of our shares of common stock.

On May 27, 2016, we entered into a Share Exchange Agreement with shareholders of FPI whereby we acquired all of the outstanding shares of FPI in exchange for 4,500,000 shares of our common stock and also issued 1,503,759 shares of our common stock on automatic conversion of debt (please see discussion below under Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled. For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with FPI considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The FPI Shareholders obtained approximately 96% of voting control on the date of the Share Exchange. FPI was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of FPI and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Prior to the Share Exchange, we had minimal assets and recognized no revenues from operations, and were accordingly classified as a shell company. On June 24, 2016, we filed an amendment to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule 12b-2 of the Exchange Act. In light of closing the Share Exchange transaction with the shareholders of FPI, the Company became actively engaged in oil and gas operations through its wholly owned subsidiary.

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

Our principal office is located at 633 17th Street, Suite 1700-A, Denver, Colorado 80202. Our telephone number is (720) 449-7478. Our website address is www.foothillspetro.com.

Overview

Foothills Exploration is an independent oil and gas exploration company engaged in the acquisition and development of oil and natural gas properties through its wholly-owned subsidiary, Foothills Petroleum, Inc. (“FPI”). FPI is focused on acquiring producing and developmental properties in the Rockies and Gulf Coast regions. FPI seeks to acquire non-core, dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the "Business").

On December 31, 2015, FPI acquired the rights to 38,120 acres of oil and gas property in the state of Wyoming, through Foothills Exploration, LLC, a wholly owned subsidiary acquired by FPI upon its organization in December 2015.

The Company’s principal obligations include:

•	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited with principal and interest due upon maturity on May 6, 2017;
•

A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (collectively the “Debentures”) with principal and interest due upon maturity on May 5, 2017; and

•	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note accrues no interest during its term and is due and payable in full on or before its maturity date.

From its inception in December 2015 through December 31, 2016, Foothills generated no revenue from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills’ operations were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

On December 30, 2016, the Company acquired various oil and gas assets in Utah from a subsidiary of New Times Energy Corporation Limited (“New Times”). These assets included certain oil and gas wells throughout the Uinta Basin in Utah, on acreage with over 30 proven undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. This purchase provides the Company with an entry point into the Uinta Basin and a basis from which to seek other bolt-on acquisition opportunities in the Rockies. The transaction delivers to the Company a licensed and bonded operator in Utah having bonds in place with the Bureau of Land Management (BLM), State of Utah and Bureau of Indian Affairs (BIA).

By this acquisition from New Times, the Company also obtained six shut-in wells in the Natural Buttes Field, Utah. After the acquisition, two of these wells were worked over and brought back online with production averaging around 500 barrels per month in January and February 2017. The Company plans to work over the remaining four wells in the coming months.

The transaction provides the Company with the rights to an agreement to acquire up to 6,000+ acres and up to 16 shut-in oil and gas wells with proved and proved-undeveloped reserves on Ute Tribal lands in the Uinta Basin. These properties provide in-field drilling potential, the ability to bring online shut-in wells and behind pipe development. Five shut-in wells located on fee lands in the Altamont-Bluebell Field that are undergoing title curative have the potential to achieve near term production with stimulation and the addition of surface equipment.

Furthermore, this acquisition delivers to the Company an additional 40% working interest in the Ladysmith Prospect covering 3,060 acres in the Greater Green River Basin, Wyoming, bringing the Company’s 35% (pre-acquisition working interest in the Ladysmith Prospect) up to a total of 75%.

Lastly, by this agreement the Company acquired 13,166,667 shares, constituting 55.63%, of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two wells in the southern portion of the Natural Buttes Field. These two wells are not currently producing, and are Grey Hawk’s only assets. No determination or plan has been made with regard to the Company’s ownership interest in Grey Hawk, nor does it have a plan to consider at this time.

A third party independent study conducted on behalf of the Company in Q4 2016 estimates a total of 1.28 million barrels of net proved reserves for the Uinta Basin properties from the Green River and Wasatch Formations.

To acquire these assets, the Company paid a total consideration of $10.75 million in a combination of cash, stock and promissory note consisting of:

•	$750,000 cash;
•	2,083,334 shares of the Company’s restricted common stock valued by the parties at $4,000,000 at an agreed upon price per share of $1.92; and a
•	Promissory note in the principal amount of $6,000,000 due and payable in full 18 months from December 30, 2016 and accruing no interest during its term.

For financial accounting purposes the 2,083,334 shares were valued at the closing market price on the day of the transaction, which was $1.83, accordingly the shares were presented at a value of $3,812,501 on the Company’s financial statements for the year ended December 31, 2016.

Market Environment

Over the last several years, oil prices have fallen significantly after reaching a high of over $120 a barrel in 2014, with oil prices sinking below $30 a barrel in the first quarter of 2016. Natural gas prices, though having stabilized recently, remained at relatively depressed levels heading into 2017. According to the Energy Information Administration’s “Monthly Crude Oil, Lease Condensate, and Natural Gas Production Report” dated February 28, 2017, oil and natural gas production fell year-over-year by 6.1% and 1.3%, respectively. In the opinion of Foothills Exploration, the rapid decline in oil and natural gas prices have created attractive opportunities to acquire oil and gas assets at what we believe to be favorable pricing.

After several years of a global supply surplus for oil stocks, the Energy Information Administration (“EIA”), in its “Short-Term Energy Outlook” dated March 7, 2017, reports that it is expecting a relatively balanced oil market in 2017. The EIA is forecasting West Texas Intermediate (WTI) crude oil prices to average about $54 per barrel in 2017. For natural gas, the EIA is expecting natural gas prices to average about $3.03/MMBtu in 2017 driven by new natural gas exporting capabilities as well as growing domestic natural gas consumption. No assurance can be given that this outlook will prove to be accurate.

Our Strategy

Foothills Exploration’s strategic objective is to build a portfolio of producing properties that have low operating costs, long lived reserves and upside development potential. Foothills’ goal is to build a land bank of over 200,000 acres of proven, probable and prospective reserves during this period of relatively low commodity pricing. Foothills intends to accomplish this by acquiring oil and gas properties with attractive valuation metrics and attractive geological risk/reward profiles that are better positioned to benefit from an improvement in commodity prices.

Foothills’ primary focus is the Rocky Mountain and Gulf Coast regions, where its consultants and technical staff have conducted successful oil and gas operations. The Company’s geographical focus, regional experience and strategic industry relationships advantageously position the Company to acquire high quality oil and gas assets at attractive valuations in the current environment.

The Company’s acquisitions and roll up strategy is based on identifying high-quality, non-core, stranded and distressed assets in the Rockies and Gulf Coast selling at a discount to intrinsic value. The Company is primarily focused on acquiring oil and gas assets that have existing production, existing infrastructure in place and future developmental potential. The acquired assets are subsequently optimized to maximize production and the Company will later develop the properties. Meanwhile, Company management expects to continue targeting adjacent oil and gas properties with similar characteristics for bolt on acquisitions to increase its total acreage in a concentrated geographical area, eventually enabling Foothills to optimize its profitable operation of those assets. The business of the Company involves:

•	Making strategic acquisitions;
•	Integrating, operating and optimizing the assets acquired;
•	Developing the properties; and
•	Consolidating additional acreage nearby existing controlled acreage.

The Company seeks to acquire high quality oil and gas assets that have been underexplored and underdeveloped. The industry’s recent flight to the Permian and Delaware Basins has encouraged major exploration and production companies to divest of quality non-core assets in other (secondary) basins in other regions, such as the Rocky Mountains and Gulf Coast, in order to generate cash for reinvestment into their core (primary) target investment basins like the Permian or Delaware Basins. Foothills aims for a lower cost of entry and aims to generate an overall better return on invested capital by acquiring assets at a discount to inherent value, optimizing and developing those assets and then operating those assets profitably, even at current energy prices. Foothills management believes that accomplishing these objectives will create and maximize shareholder value in the long term.

Wyoming Properties

The principal Wyoming assets owned by the Company consist of non-producing, yet prospective mineral leases spread across four key projects: (i) Springs, (ii) Ladysmith, (iii) Paw Paw and (iv) Ironwood.

Springs Project

Consisting of 38,120 contiguous acres, the Springs project is a multiple objective oil resource play in the Greater Green River Basin. The prospect’s unconventional target is a Niobrara and Mowry fractured shale. Numerous oil and gas shows in the Niobrara and Mowry shales surround the prospect acreage. Foothills has also identified and mapped several conventional drilling targets in the Muddy and Tensleep throughout the prospect area. The Springs project has been reevaluated as a Paleozoic stacked carbonate, dolostone, sandstone resource play dominated by pressure and thermal maturity. Seismic is currently being reviewed for licensing, a unit outline proposed and a BLM area and depth study is underway to propose unit obligation wells for late summer 2017 drilling.

Ladysmith Project

Foothills owns a 75% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin. Development continues on the Ladysmith project with two applications for permit to drill (APD) in progress. Foothills’ has conducted two BLM onsite inspections to date and the Company is currently reviewing access, drilling and development plans for two wells. Work continues on a surface access use agreement, completion of drilling unit outline and a schedule for BLM area and depth meeting in the near term.

Paw Paw Project

The Paw Paw project is a 3-D seismic defined prospect, which covers 4,467 acres and is a direct analog to the highly productive Tensleep Formation “Enigma” Field (EUR 3.7 million barrels of oil) located only two miles to the south. The Tensleep Formation has a history of prolific area production with two nearby analogues. The Paw Paw project has potential from primary and secondary recovery of up to 2 million barrels of oil. On December 11th, the Company completed drilling operations on the Paw Paw Federal #1 test well. The Big Horn County Wyoming test well reached total depth in the Madison Formation and the Company successfully logged and acquired valid data to further evaluate the project’s potential. The Company’s technical team and consulting geological firm, Geopinion® Inc., will continue to consult with Koch Exploration Company’s geoscientists to evaluate test well results and further interpret and analyze 3D seismic data in order to identify favorable potential future locations for possible commercial wells. The test well has been temporarily abandoned while the parties continue to analyze results during the evaluation stage. Total test well costs to date are approximately $730,000. No assurance can be given that evaluation of test well data obtained will result in further drilling activity that will yield commercial production and as a result the Company’s activities on this project may result in a complete loss of the costs incurred.

The Paw Paw Federal #1 test well reached total depth in the Madison Formation after drilling an anticipated stratigraphic section and thrust fault. Oil shows were found in the Muddy, Phosphoria, and Madison formations. The Phosphoria is a regionally productive formation and could end up being the secondary zone in sidetrack operations should that type of operation be deemed commercially economic. Upon evaluation of the test well’s seismic structural position and analysis of modern well log data, the technical team will determine whether a successful sidetrack operation is likely to yield commercial oil reserves from the Tensleep and any other sands with oil shows and if the test well, which is temporarily abandoned, should be considered for re-entry. No assurance can be given that these precise efforts by our experienced technical team and our further development efforts of the prospect, including further drilling activity in 2017, will yield a commercially successful well.

Ironwood Project

The Ironwood Project is a 6,115 acre updip field extension play. The adjacent “Cotton Creek” Field produced approximately 67 million barrels of oil (“MMBO”) and 68 billion cubic feet of gas (“BCFG”) primarily from the Phosphoria Formation. Koch Exploration’s evaluations and the Company’s preliminary analyses indicate that collectively potential estimated ultimate recovery (“EUR”) is 5 MMBO. The Ironwood project has both vertical and horizontal development opportunities, with the potential of 9 vertical wells using 80-acre spacing or 12 horizontal wells on 320-acre spacing. The Company intends to drill a test well on the Ironwood prospect in 2017.

Utah Properties

On December 30, 2016, the Company acquired the following principal oil and gas assets in Utah, from Total Belief Limited, a wholly-owned subsidiary of New Times Energy Corporation Limited. The acquired properties are organized across three limited liability companies with owned assets described below.

Tiger Energy Operating, LLC

Tiger Energy Operating, LLC, (“TEO”) is a licensed and bonded oil and gas operator in the state of Utah. TEO is the operator of record for a total of six oil and gas wells situated on 280 acres in the Duck Creek area of the Altamont Bluebell field. In late 2015 and early 2016 these wells were shut-in due to financial issues with the previously owner. Recent work over operations have yielded oil production revenues from two wells brought back online in January and February 2017, which delivered an average of about $26,000 each month. Additional work over operations are presently underway on the remaining four wells. TEO has cash and surety bonds in place with the Bureau of Land Management, Bureau of Indian Affairs and Utah Department of Natural Resources Division of Oil, Gas and Mining that are valued at about $295,000.

Tiger Energy Partners International, LLC

Tiger Energy Partners International, LLC, (“TEPI”) owns all rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation between Mountain Oil & Gas, Inc. and the MOG Entities (Craig Phillips) and the Ute Indian Tribe of the Uintah and Ouray Reservation, dated December 22, 2014. This GSA is the subject of an administrative approval request made to the BIA that is expected to be received in 2017, and when approved, as to which no assurance can be given, additional funds will be required to complete the transactions therein described. TEPI also owns all rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012. In addition, TEPI, as of December 31, 2016, had a total of $331,953 cash held in an IOLTA trust fund account with a law firm held for use in connection with possible settlement of outstanding vendor claims. See Item 3, Legal Proceedings, below.

Tiger Energy Mineral Leasing, LLC

Tiger Energy Mineral Leasing, LLC (“TEML”) owns certain non-operating working interest, with Bill Barrett Corp as the operator, in leases located in Duchesne County, Utah. Bill Barret Corp. sold its operated interest to Rig II, LLC, in late 2016. In addition, TEML also owns a 40% working interest, in the Ladysmith prospect, which increases the Company’s total working interest in this prospect to 75%. TEML also owns all rights and interests pertaining to the Rio Capital Acquisition dated September 25, 2014, pertaining to oil and gas leases in the Altamont-Bluebell field located in Duchesne and Uintah Counties, Utah.

Gulf Coast Properties

On December 15, 2016, the Company announced a Participation Agreement with Magna Operating, LLC, in relation to the Labokay prospect, covering 240 acres in Calcasieu Parish, Louisiana.

Labokay Prospect

Labokay is an “amplitude versus offset” (“AVO”) oil play in Southwestern Louisiana targeting the Frio Nododaria Blanpiedi Sand. On February 14, 2017, the Company announced that it had reached total depth in its Labokay Prospect well located in Calcasieu Parish, Louisiana. The well was drilled to a total measured depth of 8,795 feet where hydrocarbon shows were present, but not in commercial quantities to warrant completion. The well has been plugged and abandoned as required. The Company estimates well costs incurred or to be incurred for the Labokay at approximately $1.1 million, including plugging and abandonment liability.

Plan of Operations

Over the near-term the Company believes that it is well positioned to capitalize on the current relatively low price environment. Current energy prices have exposed attractive U.S. based assets that are poorly capitalized and neglected, which are now selling at discounted prices, providing multiple entry points to acquire attractive oil and gas assets. Foothills intends to acquire dislocated oil and gas assets as well as non-core assets from larger exploration and production companies seeking to raise cash to pay down debt and shore up their balance sheets.

In addition to a favorable macroeconomic environment for acquiring attractive oil and gas assets, management intends to leverage Foothills’ geographical focus in the Rockies and Gulf Coast. Foothills is focused on acquiring and rolling up smaller operators in a considerably fragmented oil and gas market and through consolidation, management believes Foothills can effectively scale its production and acreage position and collectively unlock value in the acquired oil and gas assets to create shareholder value.

Acquiring Additional Assets in the Rockies

The Company is targeting acquisitions in a tightly defined geographical area of interest, which meet certain metrics and future development potential. The Company anticipates that these acquisitions will be funded through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and institutional offerings in capital market transactions and future reserve based lending activities. Subject to the securing of additional capital, the Company anticipates the expenditure of up to $25 million to fund additional bolt-on acquisitions of producing properties, which can potentially be leveraged and optimized by applying its technical capabilities and improving operational efficiencies. Although the Company is currently evaluating several prospective acquisitions, which meet its criteria and anticipates making an announcement regarding its next acquisition in the near term, no assurance can be given that it will be successful in any of these endeavors.

Key Personnel Additions

On August 18, 2016, the Company announced the formation of its new Exploration Division with the appointments of Ritchie Lanclos as Vice President of Exploration and Eleazar Ovalle as Vice President of Geology & Geophysical at its wholly owned subsidiary, Foothills Petroleum, Inc. ("FPI"). As part of their management responsibilities Messrs. Lanclos and Ovalle also serve as Executive Vice Presidents of FTXP. The Company intends to build a leading exploration group in order to identify and develop substantial oil and gas resources in the Americas, both onshore and offshore. The Company believes that these two management appointments are material initial steps towards achieving this strategic objective. Utilizing a technology led proprietary exploration methodology developed by Mr. Ovalle and Mr. Lanclos, the Company anticipates generating high grade prospects for drilling and development.

Mr. Lanclos has expert reservoir knowledge of South Louisiana onshore, Gulf of Mexico shelf and deepwater sub-salt basins. He joined Foothills with over 25 years' experience in oil and gas exploration and development having worked for numerous exploration and production companies during his career, including various petroleum engineering roles with Noble Energy, Nexen Production, Cimarex Energy, Dominion E&P, Texaco E&P, Petrobras America, and Conoco. Mr. Lanclos received a Bachelor of Science in Petroleum Engineering from University of Southwestern Louisiana and a Master of Science in Petroleum Engineering from Texas A&M University. He has been an active member in the Society of Petroleum Engineers since 1987.

Mr. Ovalle joined Foothills with more than 35 years' experience in oil and gas exploration and development, including regional mapping in both shallow and deep water Gulf of Mexico with an emphasis on salt canopies, diapirs and identifying salt feeder stocks. He spearheaded the development of a technology based proprietary exploration methodology, which we expect will become the hallmark of Foothills’ Exploration Division. Mr. Ovalle has worked for numerous exploration and production companies in the U.S. having held various petroleum geologist positions with Apache Corp, ENI Petroleum, Maxus Energy, Houston Energy, Cimarex Energy, Mariner Energy, Petrobras America, and Transco Exploration. Mr. Ovalle received a B.A. in Geology from Trinity University in San Antonio and he has been an active member of American Association of Petroleum Geologists since 1984 and the Texas State Board of Professional Geoscientists since 2003.

On March 3, 2017, the Company announced the appointment of Christopher Jarvis and Kevin J. Sylla to its senior management team. Mr. Jarvis is a current Director of Foothills Exploration and of FPI and will take on the full-time role of Executive Vice President of Finance for the Company and Vice President of Risk Management for FPI. Mr. Sylla has been appointed Director and Chief Executive Officer of FPI, which oversees the Company’s oil and gas operations. These appointments reinforce the Company’s team of oil and gas industry professionals and both executives bring proven track records of financial and operational ability. The Company believes these team additions will be instrumental in the execution of our business plan and delivering shareholder value.

Christopher Jarvis has over 20 years of capital markets and investments experience covering the equity, commodity, and fixed-income markets. He engineered and executed energy risk management hedges for large multi-national companies and as a publishing analyst, he was ranked #1 by Bloomberg’s BARR analyst ranking system. He has earned the designation of Chartered Financial Analyst (CFA) and Chartered Market Technician (CMT) and routinely appears on CNBC, Fox Business News, and Reuters. He is a contributor to major print media outlets including Reuters, Bloomberg and the Wall Street Journal as an oil and gas analyst. Mr. Jarvis earned a B.A. in Art History from University of Massachusetts and M.B.A. from the University of Connecticut, with a concentration in Finance. He is a member of the CFA Institute and also the Market Technician’s Association (MTA). He has been a member of the University of Connecticut Financial Accelerator Advisory Board for the last 10 years and previously served as the Vice President of the Autism Society of New Hampshire (2004-09). In addition to assuming his full-time role with the Company, Christopher Jarvis will remain a Director of both Foothills Exploration and FPI. See “Directors and Executive Officers” below.

Kevin J. Sylla has served as Managing Director of Tiger Energy Operating, LLC, Tiger Energy Partners International, LLC, and Tiger Energy Mineral Leasing, LLC, for the past five years and he will continue in those roles for the foreseeable future. Mr. Sylla played a key advisory role in the successful combination and integration of Tiger properties into Foothills Exploration. He has over 10 years of oil and gas industry experience with extensive knowledge in business development, mergers and acquisitions, and management of oil and gas field operations. Mr. Sylla has participated extensively in the financing, acquisition and development of numerous domestic oil and gas properties. His acquisition experience has been focused on improving operating and financial efficiencies with underperforming assets resulting in enhanced value creation. Mr. Sylla is the managing member of Wilshire Energy Partners, LLC, a principal shareholder of the Company and has provided consulting services to the Company since its formation. During his career, Mr. Sylla has drilled, reworked and overseen the management of hundreds of wells. Mr. Sylla completed the Petroleum Land Management Program at Texas Christian University and earned his Energy & Finance Management Certification from the University of Denver. See “Directors and Executive Officers” below.

Utah Operations

In January 2017, the Company successfully worked over two wells in its Duck Creek project obtaining production from the Green River formation. The Company sold approximately 560 barrels of oil during January 2017 and about 531 barrels of oil during February 2017. These sales generated an average of about $26,000 each month. The Company expects to rework the remaining four wells in its Duck Creek project this year and bring them back into producing status during 2017.

Retain Operational Control and Significant Working Interest

In its principal acquisition and development targets, the Company aims to preserve operational control of its development and drilling activities. As the operator for its projects, the Company retains more control over the timing, selection and process of drilling prospects and completion design, which enhances its ability to maximize the return on invested capital and gives greater control over the timing, allocation and amounts of capital expenditures.

Leasing of Prospective Acreage

In the course of its day-to-day business, the Company regularly identifies drilling and development opportunities on additional acreage in its area of interest that has not yet been leased. Subject to securing additional capital, the Company may take the initiative to lease prospective acreage in an area of interest and may sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

Government Regulations

Governmental Regulation and Environmental Consideration.

The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters. The production of crude oil and natural gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future. Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties. The following discussion gives only a brief overview of potential state and federal regulations. Because Foothills has only acquired specific properties, and because of the wide range of activities in which it may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on Foothills.

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

Crude Oil and Natural Gas Liquids Price and Allocation Regulation

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981, are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by us will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations

Foothills’ production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

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

Title to Properties

Foothills owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, we anticipate that a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Foothills will conduct a title examination and attempt to cure extremely significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate. Foothills properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Foothills is aware of material title defects or disputes with respect to several of the Utah properties acquired on December 30, 2016, and is currently working to cure title on said properties. To the extent that such defects or disputes exist and cannot be cured, Foothills would suffer title failures.

Corporate Headquarters and Subsidiary Locations

We are headquartered in Denver, Colorado, where we rent corporate office space, have a 1,532 sq. ft. division office in Houston, Texas, and our indirect subsidiary also maintains a 1,500 sq. ft. office in Woodland Hills, California. We lease our offices on a month-to-month basis at a fixed monthly rate of approximately $8,700 per month (combined for all three offices) and deem them to be adequate for our current operations.

Employees

As of December 31, 2016, the Company had six employees, three of whom are full time.

ITEM 1A. Risk Factors.

The statements that are not historical facts contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. An investment in our common stock is speculative and involves a high degree of risk. In addition to the risks described elsewhere in this Form 10-K and in certain of our other filings with the US Securities and Exchange Commission, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us. The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock or our warrants could decline, and you may lose all or part of your investment in our common stock.

RISK FACTORS RELATED TO OUR COMPANY

Our business has a very limited operating history and is unproven, and therefore very risky.

We were formed in May 2010, under the name of “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains. In May 2016, the Company completed a share exchange agreement with the shareholders of Foothills Petroleum, Inc., after which time the Company changed its focus to operate as an independent oil and gas exploration and production company. As such, we have only recently begun operations under the business plan discussed herein. Potential investors should be aware of the risks and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the material amounts of capital required, the drilling and other operational and commodity fluctuation risks, as well as intense competition from existing companies in the same industry segments as we operate.

We have no revenue history and have a short history of operations.

We have only recently begun operations in the oil and gas industry. From its inception in December 2015 through December 31, 2016, Foothills has generated no revenue from its principal business operations and is currently still an exploration stage company. Prior to January 2016, FPI had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

We are not profitable and the business effort is considered to be in an early stage of operations. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, material risks and difficulties to which such ventures are subject.

We can give no assurance of success or profitability to our investors.

There is no assurance that we will ever operate profitably, or that we will generate adequate revenues to offset our operating costs or that the market price of our common stock will be increased thereby.

We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.

Our operating capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation. We are currently seeking to raise more than $5 million, and are currently engaged in discussions with financing sources. The Company is currently evaluating several potential acquisitions and will likely need additional capital in the form of equity or debt, including possible bank debt. Such funds are not currently committed and no assurance can be given that we will be able to secure such financing on favorable terms or on any terms at all. The failure to obtain such funds will have a negative impact on our ability to fund daily activities and materially and adversely affect the execution of our business plan.

If we find oil and gas reserves to exist on a prospect, we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need to obtain substantial additional funds for continued development. We will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties.

We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, drilling, production and acquisition of properties, crude oil, natural gas and natural gas liquids reserves. We intend to finance our future capital expenditures primarily with sales of our securities, cash flow from operations as well as privately secured and institutionally obtained borrowings. Our cash flow from operations and access to equity and debt capital is subject to a number of variables, including:

•	Our anticipated, probable and proved reserves.
•	The level of crude oil, natural gas and natural gas liquids we are or might be able to produce from existing wells.
•	The prices at which crude oil, natural gas and natural gas liquids are sold.
•	Our ability to acquire, locate and produce new reserves and valuable acreage prospects.

We have limited funds, and such funds currently are not adequate to execute our business plan in the oil and gas industry. We may not be able to obtain debt or equity financing on terms favorable to us, or at all. In particular, the cost of raising money in the debt and equity capital markets has increased substantially, while the availability of funds from those markets generally has diminished significantly, particularly for small, early stage companies such as ours. Also, as a result of concerns about the stability of financial markets generally and the recent and future Federal Reserve interest rate hikes, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, may refuse to extend or refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. The failure to obtain additional financing could result in a material curtailment of our operations relating to acquisitions, exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our crude oil, natural gas and natural gas liquids reserves.

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be that those new stockholders and management would control our Company, and thereafter persons unknown could replace our management. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have warrants issued and outstanding which are convertible into our common stock. A conversion of such equity instruments could have a dilutive effect to existing shareholders.

As of March 30, 2017, we have warrants issued and outstanding exercisable into 1,025,000 shares of our common stock, that are exercisable in whole or in part, at exercise prices which range from $1.25 per share up to $4.00 per share. The weighted average exercise price is $2.32 per share. The exercise of the warrants into shares of our common stock may have a dilutive effect to the holdings of our existing shareholders.

We depend upon management, but we may at times have limited participation of management.

Currently our directors are also acting as our officers. We are heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of our directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Some of our directors are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, some of our directors may have potential conflicts including their time and efforts involved in participation with other business entities. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

We have agreed to indemnification of officers and directors.

Delaware and Nevada statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

RISK FACTORS RELATING TO OUR BUSINESS

Our oil and gas operations have numerous risks which could render us unsuccessful.

The search for new oil and gas reserves and the operation of oil and gas properties frequently results in unprofitable efforts. We have for example experienced two commercially unproductive wells drilled. Existing wells acquired may become costly to refurbish and maintain, resulting in losses. There is no assurance that we will find or produce oil or gas from any of the wells we have acquired or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable.

We have substantial competitors who have an advantage over us in resources and management.

Most of our competitors have materially greater financial resources, technical expertise and managerial capabilities than us and, consequently, we are at a competitive disadvantage in identifying, developing or exploring suitable prospects. Our competitors’ resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

We will be subject to all of the market forces in the energy business, many of which could pose a significant risk to our operations.

The marketing of natural gas and oil, which may be produced by our prospects, will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices.

Any significant decrease in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price, which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of oil or gas in the marketplace or in pipelines, the extent and duration of which may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal oil or gas pipeline purchasers.

We believe investors should consider certain negative aspects of our operations that could result in material losses.

Dry Holes: We may expend substantial funds acquiring and potentially participating in exploring properties, which we later determine not to be productive. All funds so expended may result in a total loss to us.

Technical Assistance: We will find it necessary to employ technical assistance in the operation of our business. When we deem it appropriate to seek such assistance, we believe it is likely to be available at compensation levels that we would be unable to pay.

Uncertainty of Title: We will attempt to acquire leases or interests in leases by option, lease, farmout, participation agreement or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop our prospects.

Nature of our Business: Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations, which are significantly better financed and staffed than we are.

General Economic and Other Conditions: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess oil and gas supplies and other factors of a general nature.

Our business is subject to significant weather interruptions.

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells or costs of operating existing wells because of delays.

Our use of 2D and 3D seismic data is subject to interpretation and may not accurately identify the presence of crude oil, natural gas and natural gas liquids. In addition, the use of such technology requires greater predrilling expenditures, which could adversely affect the results of our drilling operations.

In making the decision to drill our initial two wells in the Paw Paw and Labokay prospects, we made material use of 2D and 3D seismic data and those two wells drilled did not yield commercial shows of oil or gas. Our decisions to purchase, explore, develop and exploit prospects or properties will continue to depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are uncertain. However, even when used and properly interpreted, 2D and 3D seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know if hydrocarbons are present or producible economically. Other geologists and petroleum professionals, when studying the same seismic data, may have significantly different interpretations than our professionals.

In addition, the use of 3D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses due to such expenditures or otherwise in the acquisition of that data. As a result, our drilling activities may not be geologically successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area may not improve.

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel and crude oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

When the prices of crude oil, natural gas and natural gas liquids increase, or the demand for equipment and services is greater than the supply in certain areas, such as those in which we operate, we expect to encounter an increase in the cost of securing drilling rigs, equipment, oil field services and supplies. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to locate and generate production or to convert our reserves into cash flow could be delayed and the cost of seeking or producing those reserves could increase significantly, which would adversely affect our results of operations and financial condition.

Natural gas and oil prices fluctuate widely, and a continued substantial or extended decline in natural gas and oil prices would adversely affect our revenues, profitability and growth, and could have a material adverse effect on the business, the results of operations and financial condition of the Company.

Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Natural gas and crude oil prices remained low through 2016 and have continued to remain relatively low through 2017 to date. The markets for these commodities are volatile and prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness, and our ability to raise additional capital through the sale of our securities or other capital raising techniques. Lower prices also affect the amount of natural gas and oil that we might economically produce. Factors that can cause price fluctuations include:

•	Overall economic conditions, domestic and global;
•	The domestic and foreign supply of natural gas and oil;

•	The level of consumer demand for refined products;
•	Adverse weather conditions and natural disasters;
•	The price and availability of competitive fuels such as LNG, heating oil and coal;
•	Political conditions in the Middle East and other natural gas and oil producing regions;
•	The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) and other oil exporting nations to agree to and maintain oil price and production controls;
•	Domestic and foreign governmental regulations;
•	Special taxes on production;
•	Access to pipelines and gas processing plants; and
•	The loss of tax credits and deductions.

A substantial or extended decline in natural gas and oil prices could have a material adverse effect on our access to capital and the quantities of natural gas and oil that may be economically produced by us.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and net present value of our reserves. The Company's current estimates of reserves could change, potentially in material amounts, in the future, in particular due to the recent significant decline in commodity prices.

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and net present value of our reserves.

In order to prepare reserve estimates, we must project production rates and the amount and timing of future development expenditures. Our booked proved undeveloped reserves must be developed within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves within the required time frame could result in fluctuations in reserves value between periods as reserves booked in one period may need to be removed or reevaluated in a subsequent period.

We must also analyze available geological, geophysical, production and engineering data in preparing reserve estimates. The extent, quality and reliability of this data can vary with the uncertainty of decline curves and the ability to model heterogeneity of the porosity, permeability and pressure relationships in unconventional resources. The process also requires economic assumptions, based on historical data but projected into the future, about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

The prices used in calculating our estimated proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. Commodity prices declined significantly in 2014 and 2015, and if such prices do not increase significantly, our future calculations of estimated proved reserves will be based on lower commodity prices.

Actual future production, crude oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil and natural gas reserves will vary and could vary significantly from our estimates. Any significant variance could materially affect the estimated quantities and net present value of our reserves, which in turn could have an adverse effect on the value of our assets. In addition, we may adjust estimates of proved reserves, potentially in material amounts, to reflect production history, results of exploration and development, prevailing crude oil and natural gas prices and other factors, many of which are beyond our control.

The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated crude oil and natural gas reserves and, in particular, may be reduced due to the recent significant decline in commodity prices.

You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC rules, we will base the estimated discounted future net revenues from proven reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months. Actual future prices may be materially higher or lower than the SEC pricing used in these calculations. Actual future net revenues from crude oil and natural gas properties will be affected by factors such as:

•	the actual prices we receive for sales of crude oil and natural gas;
•	the actual cost and timing of development and production expenditures;
•	the timing and amount of actual production; and
•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of crude oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual net present value. In addition, the 10% discount factor we use when calculating discounted future net revenues may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the crude oil and natural gas industry in general.

We may be required to write down the carrying values of our crude oil and natural gas properties if crude oil prices remain at their current levels or decline further.

Accounting rules require that we periodically review the carrying values of our crude oil and natural gas properties for possible impairment. Based on specific market factors, prices, and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our crude oil and natural gas properties. A write-down results in a non-cash charge to earnings. We may incur additional impairment charges in the future, particularly if crude oil prices remain at their currently low levels or decline further, which could have a material adverse effect on our results of operations for the periods in which such charges are taken

We are subject to significant operating hazards and uninsured risk in the energy industry.

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We currently maintain general liability insurance but we do not expect to obtain insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

We are subject to substantial government regulation in the energy industry which could adversely impact us.

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls, which may necessitate significant capital outlays resulting in extended delays, materially affect our earnings potential and/or cause material changes in our  business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant effect on our operating results.

RISK FACTORS RELATED TO OUR STOCK

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a "penny stock" company. Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000, excluding the primary residence, or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, this rule will affect the ability of purchasers of our common stock to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated.

We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Our investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares, without shareholder approval, for cash, services, or acquisitions.

At December 31, 2016, we have warrants issued and outstanding exercisable into 1,025,000 shares of our common stock at exercise prices which range from $1.25 per share up to $4.00 per share. The weighted average exercise price is $2.32 per share. They are exercisable in whole or in part. The exercise of the warrants into shares of our common stock likely would have a dilutive effect to the holdings of our existing shareholders.

Rule 144 sales in the future may have a depressive effect on our stock price.

Outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of at least 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Because of the limited trading market for our common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our securities may suffer greater declines because of our price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•	Variations in our quarterly operating results;
•	Loss of a key relationship or failure to complete significant transactions;
•	Additions or departures of key personnel; and
•	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our business is highly speculative and the investment is therefore risky.

Due to the speculative nature of our business, it is possible that investment in our common stock will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 3. Legal Proceedings.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, could materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

At December 30, 2016, our new indirect subsidiaries were parties to the following contested matters:

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO concerning the workover of wells in Duchesne County, Utah. SCI Welding was granted a judgment in the amount of $67,470 on April 27, 2016. A garnishment was filed by SCI resulting in their collection of $17,063 prior to our acquisition of TEO. Presently, writs of execution have been issued against TEO properties in Duchesne and Uintah Counties, Utah. In addition, the writs seek execution upon various land parcels in Duchesne and Uintah Counties, Utah.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. This matter is set for hearing on April 17, 2017.

Peak Well Service, LLC

Peak Well Service, LLC, filed mechanics and materialman’s liens against the Wilkins, Rust 2 Well, Dye Hall 2, Rust 3, and Josie 1 wells for unpaid accounts in connection with work performed on these wells. Subsequent to December 31, 2016, both parties agreed to settle this legal action with a payment of $120,000 from the Company to Peak Well Service, LLC. All liens have since been released in accordance with the settlement agreement.

Other than as noted above, we are not currently a party to any other material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Information

Our common stock is quoted on the OTC QB under the symbol “FTXP.” There has been limited reported trading to date in our common stock. The following table sets forth, for the periods indicated, the range of high and low intraday bid price per share of our common stock. Our shares began trading under this symbol on or about August 9, 2016. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.

	High	Low
Fiscal Year 2015
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	n/a	n/a
Fiscal Year 2016
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter (from August 9, 2016)	$1.85	$1.54
Fourth Quarter	$2.04	$1.75

On April 10, 2017, the closing sales price reported for our common stock was $1.24 per share and as of that date, we had approximately 53 holders of record of our common stock, and 13,954,612 shares outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock. We intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions and other factors that our board of directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no formally adopted compensation plans or equity incentive plans approved or submitted for approval by the shareholders.

ITEM 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “plan,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling program, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this prospectus and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

•	our business strategy;

•	our reserves or reserves that we may expect to develop;

•	our cash flows and liquidity;

•	our financial strategy, budget, projections and operating results;

•	oil and natural gas prices that we may realize;

•	the timing and amount of future production of oil and natural gas;

•	the availability of drilling and production equipment;

•	the availability of oil field labor;

•	the amount, nature and timing of capital expenditures, including future exploration and development costs;

•	the availability and terms of capital;

•	our drilling of wells;

•	government regulation and taxation of the oil and natural gas industry;

•	our marketing of oil and natural gas;

•	our exploitation projects or our ability to make property acquisitions on terms that meet our acquisition criteria;

•	our costs of exploiting and developing our properties and conducting other operations;

•	general economic conditions;

•	competition in the oil and natural gas industry;

•	the effectiveness of our risk management and possible future hedging activities;

•	environmental liabilities;

•	our future operating results;

•	estimated future reserves and the present value thereof; and

•	our plans, objectives, expectations and intentions contained in this report that are not historical.

Although we believe that the expectations conveyed by the forward-looking statements are reasonable based on information available to us on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity, achievements or financial condition.

You should not place undue reliance on any forward-looking statement and should recognize that these statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

Unless otherwise noted, the terms the “Company”, “Foothills Exploration”, “Foothills”, “we”, or “our” refer to the ongoing business operations of Foothills Exploration, Inc. and our wholly-owned subsidiary, Foothills Petroleum, Inc., as well as, the past operations of Foothills Petroleum, Inc. The terms “Key Link Assets Corp.” or “Key Link” refer to the operations of Key Link Assets Corp. prior to May 27, 2016.

History

Foothills Exploration, Inc. was incorporated in the State of Delaware on May 13, 2010, under the name “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation (“FPI”) acquired approximately 14.1 million pre-split (56.4 million post-split) shares of the Company’s common stock constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”). As of May 16, 2016, we effected a 4:1 forward split of our shares of common stock. On May 27, 2016, we entered into a Share Exchange Agreement with the shareholders of FPI, whereby we acquired all of the outstanding shares of FPI for 4,500,000 shares and also issued 1,503,759 shares on automatic conversion of debt (please see discussion below under Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled.

Prior to the Share Exchange, we had minimal assets and recognized no revenues from operations, and were accordingly classified as a shell company. On June 24, 2016, we filed an amendment to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act. In light of closing of the Share Exchange transaction with FPI, the Company became actively engaged in oil and gas operations through its wholly owned subsidiary.

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

On October 5, 2016, the Company launched its Exploration Division and opened new office in Houston to support the division’s staff. The Company’s Exploration Division consists of geologists and petroleum engineers engaged in the exploration and development of hydrocarbons and tasked with building a portfolio of high impact exploration projects in the Gulf Coast region.

Overview

Foothills Exploration is an independent oil and gas exploration company engaged in the acquisition and development of oil and natural gas properties, through its wholly-owned subsidiary, Foothills Petroleum, Inc. (“FPI”). FPI is focused on acquiring producing and developmental properties in the Rockies and Gulf Coast regions. FPI seeks to acquire non-core, dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the "Business").

On December 31, 2015, FPI acquired the rights to 38,120 acres of oil and gas property in the state of Wyoming, through Foothills Exploration, LLC, a wholly owned subsidiary acquired by FPI upon its organization in December 2015.

The Company’s principal obligations include:

•	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited with principal and interest due upon maturity on May 6, 2017;
•

A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% per annum issued to Full Wealth Investment Hong Kong Limited (collectively the “Debentures”) with principal and interest due upon maturity on May 5, 2017; and

•	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note accrues no interest during its term and is due and payable in full on or before its maturity date.

From its inception in December 2015 through December 31, 2016, Foothills has generated no revenue from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills’ operations were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

On December 30, 2016, the Company acquired various oil and gas assets in Utah from a subsidiary of New Times Energy Corporation Limited (“New Times”). These assets included certain oil and gas wells throughout the Uinta Basin in Utah, on acreage with over 30 proven undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. This purchase provides the Company with an entry point into the Uinta Basin and a basis from which to seek other bolt-on acquisition opportunities in the Rockies. The transaction delivers to the Company a licensed and bonded operator in Utah having bonds in place with the Bureau of Land Management (BLM), State of Utah and Bureau of Indian Affairs (BIA).

Through this acquisition from New Times, the Company also obtained six shut-in wells in the Natural Buttes Field, Utah. After the acquisition, these wells were worked over and brought back online with production averaging around 500 barrels per month in January and February 2017. The Company plans to work over the remaining four wells in the coming months.

The transaction provides the Company with the rights to an agreement to acquire up to 6,000+ acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Ute Tribal lands in the Uinta Basin. These properties provide in-field drilling potential, the ability to bring online shut-in wells and behind pipe development. Five shut-in wells located on fee lands in the Altamont-Bluebell Field that are undergoing title curative have the potential to achieve near term production with stimulation and the addition of surface equipment.

Furthermore, this acquisition delivered to the Company an additional 40% working interest in the Ladysmith Prospect, covering 3,060 acres in the Greater Green River Basin, Wyoming, increasing the Company’s pre-acquisition working interest of 35% up to a total of 75%.

Lastly, through this acquisition, the Company also acquired 13,166,667 shares of common stock, constituting 55.63% of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two wells in the southern portion of the Natural Buttes Field. These two wells are not currently producing.

A third party independent study conducted on behalf of the Company in Q4 2016 estimates a total of 1.28 million barrels of net proved reserves for the Uinta Basin properties from the Green River and Wasatch Formations.

To acquire these assets, the Company paid a total consideration of $10.75 million in a combination of cash, stock and promissory note consisting of:

•	$750,000 cash;
•	2,083,334 shares of the Company’s restricted common stock valued by the parties at $4,000,000 at an agreed upon price per share of $1.92; and a
•	Promissory note in the principal amount of $6,000,000 due and payable in full 18 months from December 30, 2016 and accruing no interest during its term.

For financial accounting purposes the 2,083,334 shares were valued at the closing market price on the day of the transaction, which was $1.83, accordingly the shares were presented at a value of $3,812,501 on the Company’s financial statements for the year ended December 31, 2016.

Market Environment

Oil pricing has declined significantly over the last 24-months from a 2014 high of over $120 a barrel and have, in the opinion of the Company, created attractive new opportunities to acquire oil and gas assets at what we believe to be favorable pricing. The International Energy Agency recently highlighted that capital expenditures on new energy (exploration) declined 16% year-over-year in 2014, followed up by another 20% decline year-over-year in 2015. With oil prices falling below $30 a barrel at one point in 2016, and WTI trading at about $40 a barrel on August 1, 2016, (and approximately $45 a barrel on November 9, 2016), the Company currently anticipates a 3rd consecutive year of material spending cutbacks for new supply globally.

The Energy Information Administration (EIA) in its January 12, 2016, U.S. short-term energy outlook highlighted that consumption for gasoline increased by 270,000 barrels per day in 2015 to an average of 9.2 million barrels per day, representing a year-over-year growth of 2.6% and just below the record high of 9.3 million barrels per day set in 2007. The EIA forecasts that total global demand for petroleum will grow by 1.4 million barrels per day from 93.7 million per day in 2015 to 95.2 million per day by the end of 2016, and similar growth in 2017 to 96.6 million per day, where demand out strips supplies by the 4Q 2017. For these and other reasons, Foothills’ medium to long-term outlook is for oil and gas prices to be at sustainably higher levels, but no assurance can be given that this outlook will prove to be accurate.

Our Strategy

Foothills’ strategic objective is to build a portfolio of producing properties that have low operating costs, long lived reserves and upside development potential. The Company’s goal is to build a land bank of over 200,000 acres of proven, probable and prospective reserves during this period of relatively low commodity pricing. Foothills intends to accomplish this by acquiring oil and gas properties with attractive valuation metrics and attractive geological risk/reward profiles that are well positioned to benefit from an improvement in commodity prices.

The Company’s primary focus is the Rocky Mountain and Gulf Coast regions, where its consultants and technical staff have successfully conducted oil and gas operations. Management believes that the Company’s tight geographical focus and regional experience, coupled with our strategic industry relationships will advantageously position Foothills to acquire high quality oil and gas assets at attractive valuations in the current environment.

The Company’s acquisitions and roll up strategy is based on identifying undercapitalized, yet attractive oil and gas assets selling at a discount to intrinsic value. Foothills focuses on acquiring oil and gas assets that have existing production, with existing infrastructure in place and future developmental potential. Once we acquire oil and gas assets, management expects to target adjacent oil and gas properties with similar characteristics for bolt on acquisitions to increase our geographical acreage position. By consolidating and exploiting additional acreage as part of its rollup strategy, management intends to achieve operating efficiencies to maximize shareholder value.

Wyoming Properties

The principal Wyoming assets owned by the Company consist of non-producing, yet prospective mineral leases spread across four key projects: (i) Springs, (ii) Ladysmith, (iii) Paw Paw and (iv) Ironwood.

Springs Project

Consisting of 38,120 contiguous acres, the Springs project is a multiple objective oil resource play in the Greater Green River Basin. The prospect’s unconventional target is a Niobrara and Mowry fractured shale. Numerous oil and gas shows in the Niobrara and Mowry shales surround the prospect acreage. Foothills has also identified and mapped several conventional drilling targets in the Muddy and Tensleep throughout the prospect area. The Springs project has been reevaluated as a Paleozoic stacked carbonate, dolostone, sandstone resource play dominated by pressure and thermal maturity. Seismic is currently being reviewed for licensing, a unit outline proposed and a BLM area and depth study is underway to propose unit obligation wells for late summer 2017 drilling.

Ladysmith Project

Foothills owns a 75% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin. Development continues on the Ladysmith project with two applications for permit to drill (APD) in progress. Foothills’ has conducted two BLM onsite inspections to date and the Company is currently reviewing access, drilling and development plans for two wells. Work continues on a surface access use agreement, completion of drilling unit outline and a schedule for BLM area and depth meeting in the near term.

Paw Paw Project

The Paw Paw project is a 3-D seismic defined prospect, which covers 4,467 acres and is a direct analog to the highly productive Tensleep Formation “Enigma” Field (EUR 3.7 million barrels of oil) located only two miles to the south. The Tensleep Formation has a history of prolific area production with two nearby analogues. The Paw Paw project has potential from primary and secondary recovery of up to 2 million barrels of oil. On December 11th, the Company completed drilling operations on the Paw Paw Federal #1 test well. The Big Horn County Wyoming test well reached total depth in the Madison Formation and the Company successfully logged and acquired valid data to further evaluate the project’s potential. The Company’s technical team and consulting geological firm, Geopinion® Inc., are meeting with Koch Exploration Company’s geoscientists to evaluate test well results and further interpret and analyze 3D seismic data in order to identify favorable potential future locations for possible commercial wells. The test well has been temporarily abandoned while the parties continue to analyze results during the evaluation stage. Total test well costs to date are approximately $730,000. No assurance can be given that evaluation of test well data obtained will result in further drilling activity that will yield commercial production and as a result the Company’s activities on this project may result in a complete loss of the costs incurred.

The Paw Paw Federal #1 test well reached total depth in the Madison Formation after drilling an anticipated stratigraphic section and thrust fault. Oil shows were found in the Muddy, Phosphoria, and Madison formations. The Phosphoria is a regionally productive formation and could end up being the secondary zone in sidetrack operations should that type of operation be deemed commercially economic. Upon evaluation of the test well’s seismic structural position and analysis of modern well log data, the technical team will determine whether a successful sidetrack operation is likely to yield commercial oil reserves from the Tensleep and any other sands with oil shows and if the test well, which is temporarily abandoned, should be considered for re-entry. No assurance can be given that these precise efforts by our experienced technical team and our further development efforts of the prospect, including further drilling activity in 2017, will yield a commercially successful well.

Ironwood Project

The Ironwood Project is a 6,115 acre updip field extension play. The adjacent “Cotton Creek” Field produced approximately 67 million barrels of oil (“MMBO”) and 68 billion cubic feet of gas (“BCFG”) primarily from the Phosphoria Formation. Koch Exploration’s evaluations and the Company’s preliminary analyses indicate that collectively potential estimated ultimate recovery (“EUR”) is 5 MMBO. The Ironwood project has both vertical and horizontal development opportunities, with the potential of 9 vertical wells using 80-acre spacing or 12 horizontal wells on 320-acre spacing. The Company intends to drill a test well on the Ironwood prospect in 2017.

Plan of Operations

Over the near-term with energy prices depressed, Foothills believes that it is well positioned to capitalize on the current low price environment. Current energy prices have exposed attractive U.S. based assets that are poorly capitalized, which are now selling at discounted prices, providing multiple entry points to acquire attractive high quality oil and gas assets. Foothills intends to acquire dislocated as well as non-core oil and gas assets from larger exploration and production companies seeking to raise cash to pay down debt and shore up their balance sheets.

In addition to what management believes to be a favorable macroeconomic environment for acquiring attractive oil and gas assets, Foothills intends to leverage its geographical focus in the Rockies and Gulf Coast. Foothills is focused on acquiring smaller operators in a considerably fragmented oil and gas market and through consolidation, management believes Foothills can effectively scale its production and acreage position and collectively unlock value in the acquired oil and gas assets thereby creating shareholder value.

Acquiring additional assets and companies throughout Rockies

Foothills is targeting acquisitions in tightly defined geographical areas of interest, which meet certain metrics and future development potential to maximize shareholder value. Foothills anticipates that these acquisitions will be funded through the sale of common stock, and from issuance of convertible debt, other institutional and private borrowing, as well as future reserve based borrowing activities.

Retain Operational Control and Significant Working Interest

In its principal acquisition and development targets, Foothills expects to preserve operational control of its development and drilling activities. As the operator for its projects, Foothills retains more control over the timing, selection and process of drilling prospects and completion design, which enhances our ability to maximize return on invested capital and giving us greater control over the timing, allocation and amounts of capital expenditures.

Leasing of Prospective Acreage

In the course of our day-to-day business, Foothills regularly identifies drilling and development opportunities on additional acreage in its areas of interest that have not yet been leased. Subject to securing additional capital, the Company may take the initiative to lease prospective acreage in our areas of interest and may sell all or any portion of our leased acreage to other companies seeking to participate in the drilling and development of the prospect acreage.

Government Regulations

Governmental Regulation and Environmental Consideration

The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we currently own and/or may acquire in the future. Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

The following discussion provides a brief overview of potential state and federal regulations. Because Foothills to date has acquired specific properties, and because of the wider range of activities in which the Company expects to participate, management believes that it is not practical currently to set forth in detail the potential impact federal and state regulations may have on our operations.

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

Crude Oil and Natural Gas Liquids Price and Allocation Regulation

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. Because of this action, oil that may be sold by us will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations

Foothills’ production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Environmental Laws

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

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

Title to Properties

Foothills owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, we anticipate that a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Foothills will conduct a title examination and attempt to cure extremely significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate. Foothills properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Foothills is aware of material title defects or disputes with respect to several of the Utah properties acquired on December 30, 2016, and is currently working to cure title on said properties. To the extent that such defects or disputes exist and cannot be cured, Foothills would suffer title failures, which could result in property valuation impairments and other material adverse consequences to the operations of the company.

Results of Operations

FPI, the successor entity as a result of the reverse acquisition of Key Link, was formed on December 17, 2015. Since FPI is the entity for which we present financial and operating data in this report, operating results for the comparative period in 2015 are not meaningful.

Year ended December 31, 2016 compared to December 17, 2015 (date of inception) till December 31, 2015

Revenue

We had no revenues for the years ended December 31, 2016 and for the period from December 17, 2015 (date of inception) to December 31, 2015. We can provide no assurance that we will commence drilling and revenue producing operations or that such drilling and revenue operations, if commenced, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Our total selling, general and administrative expenses for the year ended December 31, 2016 and for the period from December 17, 2015 (date of inception) to December 31, 2015, were $1,913,265 and $32,667, respectively.

Other Expenses

Interest expenses for the year ended December 31, 2016 and for the period from December 17, 2015 (date of inception) to December 31, 2015, were $27,873 and $789, respectively.

Net Loss

As a result of the foregoing, during the year ended December 31, 2016 and for the period from December 17, 2015 (date of inception) to December 31, 2015, we recorded a net loss of $1,941,138 and $33,456, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred an accumulated loss of $1,974,594 through December 31, 2016, and have a working deficit of $1,083,783 at December 31, 2016. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000.

Management believes that its existing cash on hand will only be sufficient to fund its operations for a short period of time. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2016 and for the period from December 17, 2015 (date of inception) to December 31, 2015, we used $1,055,962 and $200,000 of cash in operating activities, respectively. Non-cash adjustments included $11,563 and $0 related to stock compensation expense, $51,397 and $0 related to stock payable to officers and directors, $4,114 and $0 in depreciation and amortization and net changes in operating assets and liabilities of $818,102 and $166,544, respectively.

Investing Activities

During the year ended December 31, 2016, we used $917,661 net cash in investing activities for acquisition of an oil and gas property. This included cash payment made for the acquisition of $75,000 and proceeds of $358,129 cash received in an acquisition. We also acquired $91,899 in equipment and $1,108,891 in oil and gas property.

During the period from December 17, 2015 (date of inception) to December 31, 2015, we placed $25,000 in restricted cash into a trust account to be used to pay legal expenses.

Financing Activities

During the year ended December 31, 2016, we received $2,400,000 from financing activities, including $400,000 in proceeds from issuance of a convertible note and $2,000,000 in proceeds from issuance of common stock.

During the period from December 17, 2015 (date of inception) to December 31, 2015, we received $600,000 from issuance of a convertible note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates.

Management’s judgments are based on information including, but not limited to, historical experience, industry trends, conventional practices, expert opinions, terms of existing agreements and information from outside sources. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from these estimates.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTHILLS EXPLORATION, INC.

December 31, 2016

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for the years ended December 31, 2016 and the period from December 17, 2015 (date of inception) to December 31,2015	F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and the period from December 17, 2015 (date of inception) to December 31,2015	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and the period from December 17, 2015 (date of inception) to December 31,2015	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Foothills Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Foothills Exploration, Inc. and subsidiaries (The “Company”) as of December 31, 2016, and 2015 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and from inception (December 17, 2015) to December 31, 2015. Foothills Exploration, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothills Exploration, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows the year ended December 31, 2016 and from inception (December 17, 2015) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Henderson, Nevada
April 14, 2017

FOOTHILLS EXPLORATION, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$801,377	$375,000
Prepaid expenses	49,140	170,833
Total Current Assets	850,517	545,833
Fixed assets, net	353,363	-
Restricted cash	240,000	25,000
Bonds	295,000	-
Oil and gas property, proved and unproved	11,198,411	72,430
Total Assets	$12,937,291	$643,263

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,923,700	$3,500
Related party payable	10,600	-
Accrued interest	-	789
Total Current Liabilities	1,934,300	4,289
Long-Term Liabilities:
Long-term debt	6,000,000	600,000
Total Liabilities	7,934,300	604,289

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 13,779,612 and 4,500,000 shares issued and outstanding, respectively	1,378	450
Stock payable	51,397	-
Additional paid in capital	6,924,810	71,980
Accumulated deficit	(1,974,594)	(33,456)
Total stockholders’ equity	5,002,991	38,974
Total Liabilities and Stockholders’ Equity	$12,937,291	$643,263

See accompanying notes to consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Consolidated Statement of Operations

	For the year ended	For the period from inception (December 17, 2015) to
	December 31, 2016	December 31, 2015
Operating expenses
Selling, general and administrative	$1,913,265	$32,667
Total operating expenses	1,913,265	32,667

Loss from operations	(1,913,265)	(32,667)

Other income (expenses):
Interest expense	(27,873)	(789)
Total other expenses	(27,873)	(789)

Loss from operations before income taxes	(1,941,138)	(33,456)

Provision for income taxes	-	-

Net Loss	$(1,941,138)	$(33,456)

Net loss per share – basic and diluted	$(0.23)	$(0.01)

Weighted average common shares – basic and diluted	8,422,180	2,250,000

See accompanying notes to consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2014	-	$-	$-	$-	$-	-
Assignment of rights, Oil and Gas property, Wyoming	4,500,000	450	71,980	-	-	72,430
Net loss	-	-	-	-	(33,456)	(33,456)
Balance as of December 31, 2015	4,500,000	$450	$71,980	$-	$(33,456)	$38,974
KYLK Shares	58,809,000	5,881	(5,881)	-	-	-
Common stock returned to treasury for cancellation	(56,449,000)	(5,645)	5,645	-	-	-
Common stock issued for notes payable	1,503,759	150	999,850	-	-	1,000,000
Shares issued for services	320,000	32	2,630	-	-	2,662
Shares issued for services	5,000	1	7,649	-	-	7,650
Common stock issued for cash	3,007,519	301	1,999,699	-	-	2,000,000
Common stock issued for acquisition	2,083,334	208	3,812,293	-		3,812,501
Warrants issued for services	-	-	2,144	-	-	2,144
Debt forgiveness	-	-	28,801	-	-	28,801
Stock payable (RSUs)	-	-	-	51,397	-	51,397
Net loss	-	-	-	-	(1,941,138)	(1,941,138)
Balance as of December 31, 2016	13,779,612	$1,378	$6,924,810	$51,397	$(1,974,594)	$5,002,991

See accompanying notes to consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Consolidated Statement of Cash Flows

	For the year ended	For the period from inception (December 17, 2015) to
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net loss	$(1,941,138)	$(33,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,114	-
Common stock issued for services	11,563	-
Stock payable	51,397	-
Changes in operating assets and liabilities:
Prepaid expenses	122,586	(170,833)
Accounts payable and accrued liabilities	667,503	3,500
Accrued interest	28,013	789
Net cash used in operating activities	(1,055,962)	(200,000)

Cash Flows from Investing Activities
Payment for restricted cash	-	(25,000)
Cash received in acquisition	358,129	-
Payments made under acquisition	(75,000)	-
Payments for purchase of fixed assets	(91,899)	-
Payments for acquisition of oil and gas property	(1,108,891)	-
Net cash from investing activities	(917,661)	(25,000)

Cash Flows from Financing Activities
Proceeds from notes payable	400,000	600,000
Proceeds from issuance of common stock	2,000,000	-
Net cash provided by financing activities	2,400,000	600,000

Net increase in cash and cash equivalents	426,377	375,000

Cash and Cash Equivalents, beginning of period	375,000	-

Cash and Cash Equivalents, end of period	$801,377	$375,000

Supplemental disclosures of cash flow information:
Taxes and interest	$-	$-
Non-cash investing and financing activities	$-	$-
Prepaid expense in shares	$893	$-
Accrued interest settled in shares	$28,801	$-
Conversion of notes payable	$1,000,000	$-
Accounts payable settled with restricted cash	$25,000	$-
Assets acquired in acquisition	$10,817,668	$-
Related party payable acquired in acquisition	$(10,600)	$-
Liabilities acquired in acquisition	$(613,297)	$-
Notes payable issued in acquisition	$(6,000,000)	$-
Shares issued in acquisition	$(3,812,500)	$-
Shares issued for acquisition of oil and gas property	$-	$(72,430)

See accompanying notes to consolidated financial statements.

Foothills Exploration, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2016 and

the period from December 17, 2015 (date of inception) to December 31, 2015

Note 1 – Nature of the Business

Business

Foothills Exploration, Inc., (“Company” or “Foothills Exploration”) was incorporated in the State of Delaware on May 13, 2010, under the name of “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation (“FPI”), acquired over 14.1 million pre-split (56.4 million post-split) shares of the Company’s common stock constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”). As of May 16, 2016, we effected a 4:1 forward split of our shares of common stock.

On May 27, 2016, we entered into a Share Exchange Agreement with shareholders of FPI whereby we acquired all of the outstanding shares of FPI in exchange for 4,500,000 shares of our common stock and also issued 1,503,759 shares of our common stock on automatic conversion of debt (please see discussion below under Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled. For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with FPI considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The FPI Shareholders obtained approximately 96% of voting control on the date of Share Exchange. FPI was the acquirer for financial reporting purposes and the Company was the acquired company. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of FPI and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalization.

Prior to the Share Exchange, we had minimal assets and recognized no revenues from operations, and were accordingly classified as a shell company. On June 24, 2016, we filed an amendment to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule 12b-2 of the Exchange Act. In light of closing the Share Exchange transaction with the shareholders of FPI, the Company became actively engaged in oil and gas operations through its wholly owned subsidiary.

On August 4, 2016, we were advised that the Financial Industry Regulatory Association had approved (i) our name change from Key Link Assets Corp. to Foothills Exploration, Inc., and (ii) a change of trading symbol from KYLK to FTXP.

On December 12, 2016, the Company entered into a participation agreement with Magna Operating, LLC, a privately held Houston-based independent exploration and production company (“Magna Operating”), in relation to the Labokay prospect, covering approximately 240 acres in Calcasieu Parish, Louisiana.

As consideration for an assignment of interest in and to the leases and the prospect, Foothills Petroleum Operating, Inc., a Nevada corporation and indirect wholly-owned subsidiary of the Company (“FPOI”), tendered to Magna Operating the purchase price in the amount of $144,000. This amount covered FPOI’s share of the land, lease, and administrative costs that Magna Operating incurred in generating and assembling the Labokay prospect as of November 15, 2016. As further consideration for an assignment of working interest in and to the leases, FPOI agreed to participate in the cost, risk, and expense of drilling the Labokay test well.

The Company drilled a total measured depth of the Labokay Prospect well where hydrocarbons shows were present, but not in commercial quantities to warrant completion. The Company disclosed that the well will be plugged and abandoned as required. The Company estimates well costs for the Labokay Prospect at approximately $1.1 million including plugging and abandonment liability which it expects to incur during Q1 of 2017.

On December 30, 2016, the Company acquired various oil and gas assets in Utah from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets included certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proven undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. Through the acquisition, Foothills also obtained six shut-in wells in the Natural Buttes Field, Utah. The transaction provides Foothills with the rights to an agreement to acquire up to 6,000+ acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Tribal lands in the Uinta Basin. This acquisition delivers to the Company an additional 40% working interest in the Ladysmith Prospect covering 3,060 acres in the Greater Green River Basin, Wyoming, bringing the Company’s total working interest in the prospect from 35% (pre-acquisition) up to 75%.

By this agreement, the Company acquired 13,166,667 shares, constituting 55.63% of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two non-producing wells in the southern portion of the Natural Buttes Field.

On December 30, 2016, the Company also acquired the remaining 25% membership interest in TEPI from Green Stone Capital Partners Limited, a Cayman Islands limited liability company, in exchange for assumption of Greenstone’s proportionate share of TEPI obligations and liabilities.

Nature of Operations

FPI, the Company’s main operating subsidiary, was incorporated in Nevada in December 2015. Foothills is an independent oil and gas exploration company with a focus on the acquisition and development of oil and gas properties in the Rockies and Gulf Coast. Foothills seeks to acquire dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the "Business").

The Company’s principal obligations include:

•	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited with principal and interest due upon maturity on May 6, 2017;
•

A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (collectively the “Debentures”) with principal and interest due upon maturity on or before May 5, 2017; and

•	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note accrues no interest during its term and is due and payable in full on or before its maturity date.

From its inception in December 2015, through the date of the Share Exchange, Foothills produced no revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2016, Foothills had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of December 31, 2016, Foothills had acquired the rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of Ironwood prospect that are subject to drilling a well in 2017. Please see Note 13, Subsequent Events, for additional acreage obtained subsequent to December 31, 2016.

Foothills’ technical team and strategic advisors have a proven track record of finding, exploiting and developing oil resources in the Rockies and Gulf Coast, with a deep technical and operational knowledge of the area.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $1,974,594 through December 31, 2016, and had working capital deficit of $1,083,783 at December 31, 2016. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

We are currently engaged in discussions with financing sources seeking more than $5 million intended to repay or refinance amounts due at beginning of May 2017. Additionally, other prospects are being evaluated for acquisition and will likely need additional capital in the form of equity or debt, including possible bank debt that is significantly greater than $5 million. However, no assurance can be given that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Foothills Exploration, Inc., and all of its direct and indirect wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation and Functional Currency

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).

Exploration Stage

The Company has not produced revenues from its principal business and is still in the exploration stage. The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of December 31, 2016, the Company had acquired the rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of Ironwood prospect that are subject to drilling a well in 2017, through its transaction with the shareholders of Foothills, its farmout agreement with Koch Exploration Company, and other acquisitions made by the Company since its inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of December 31, 2016, the Company had no cash equivalents.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our consolidated balance sheet. As of December 31, 2016, and 2015, the Company had restricted cash of $240,000 and $25,000 respectively, a result of the cash held in an escrow account for the purpose of an acquisition.

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

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling. The cost center ceiling is equal to: (i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (ii) the cost of properties not being amortized; plus (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and less (iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. The Company will perform this test no less than each fiscal year beginning in 2017.

Capitalization of Fixed Assets

The Company capitalizes expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

Office equipment – 3 years

Vehicle – 5 years

Drill equipment – 7 years

Oil and gas properties – 20 years

Asset Retirement Obligations

The asset retirement obligation relates to the plug and abandonment costs when its wells are no longer useful. The Company determines the value of the liability by obtaining quotes for this service and then estimating the increase it will face in the future. The Company then discounts the future value based on an intrinsic interest rate that is appropriate. If costs rise more than what was expected there could be additional future charges, however, Foothills monitors the costs of the abandoned wells and intends to adjust this liability as required.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1, defined as observable inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2, defined as inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 1,475,000 potentially dilutive shares, which include outstanding warrants and options, for the period ended December 31, 2016. The potential shares are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company's consolidated financial statements if it enters into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – Share Exchange Agreement

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation ("FPI”) acquired over 14.1 million pre-split (56.4 million post-split) shares of Key Link’s common stock from five persons constituting approximately 96% of our issued and outstanding shares (the "FPI Acquired Shares"). In conjunction with this purchase we incurred a charge of $316,035 for the purchase of these shares.

As of May 16, 2016, the Company effected a 4:1 forward split of our shares of common stock.

On May 27, 2016, the Company entered into a Share Exchange Agreement ("Share Exchange Agreement") with the shareholders of FPI, whereby the Company acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of common stock of which 4,500,000 shares of common stock were issued to Wilshire Energy Partners, LLC, ("Wilshire") and 1,503,759 of shares of common stock were issuable to Alternus Capital Holdings Ltd., a British Virgin Islands company ("Alternus") (the “Share Exchange”) for automatic conversion of debt. As a result of the Share Exchange, FPI became the Company’s wholly owned subsidiary and the FPI Acquired Shares were subsequently returned to treasury, deemed canceled and no longer outstanding.

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

Note 5 – Acquisition

On December 30, 2016, Foothills, through its indirect wholly owned subsidiary, Foothills Exploration Operating, Inc. (“FEOI”) entered into a purchase and sale agreement with Total Belief Limited (“TBL”), a British Virgin Islands limited liability company with its principal office at Room 1402, 14/F, New World Tower I, 16-18 Queen’s Road Central, Hong Kong and a direct wholly-owned subsidiary of New Times Energy Corporation Limited (“NTE”), a Bermuda limited liability company whose shares are listed on the Main Board of The Stock Exchange of Hong Kong Limited. Under its agreement with TBL, the Company purchased membership interests in the companies listed below, constituting all of the ownership interest and claims that TBL has or may have in these companies, as defined below.

Based on the closing of its agreement with TBL, the Company acquired:

•	Clear Elite Holdings Limited (“CEH”), a British Virgin Islands limited liability company, which is the owner of 100% of the membership interests of Golden Giants Limited, a British Virgin Islands limited liability company (“GGL”), which owns:

o	100% of the membership interests of NTE-Utah, LLC, a Delaware limited liability company (“NTE-Utah”), which in turn owns 100% of the membership interests of Tiger Energy Operating, LLC (“TEO”), a Nevada limited liability company, which in turn owns 100% of the membership interests of Tiger Energy Mineral Leasing, LLC (“TEML”), a Nevada limited liability company, with owned oil and gas leases, wells, related oil and gas bonds, and oil and gas lease rights and options, found in approximately 280 acres in Uintah County, Utah, and cash assets held by the entities; and

o	750 units of membership interests (representing 75% total equity ownership) of Tiger Energy Partners International, LLC (“TEPI”), a Nevada limited liability company with owned assets including:

▪	All rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation between Mountain Oil & Gas, Inc. and certain entities affiliated with it and the Ute Indian Tribe of the Uintah and Ouray Reservation, dated December 22, 2014;
▪	All rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012;
▪	All cash held in an attorney trust account earmarked for payments to certain vendors and other creditors;
▪	$240,000 cash held in escrow for State of Utah Department of Natural Resources Division of Oil, Gas and Mining (DOGM); and
▪	Cash balances in all company bank accounts.

•	Prominent Sino Holdings Limited (“PSH”) and Value Train Investments Limited (“VTI”), each a British Virgin Islands limited liability company, and each a direct wholly-owned subsidiary of TBL, and that together own 55.63% of the shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company, constituting ownership of 13,166,667 Grey Hawk common shares. Grey Hawk owns a non-operated working interest in two non-producing wells in the southern portion of the Natural Buttes Field.

Under the acquisition agreement the parties agreed to determine and pay the purchase price of $10.75 million for these assets and ownership interests as follows:

•	A cash payment of $75,000 in connection with closing;
•	Additional cash payment of $675,000 payable within 10 business days following execution of the agreement;
•	2,083,334 shares of restricted common stock of the Company valued for accounting purposes at $3,812,500, or at price per share of $1.83 (valued by the parties at $4,000,000 at an agreed upon price per share of $1.92); and
•	A promissory note delivered at closing in the principal amount of $6,000,000 that:

o	has a term of 18 months from the Closing Date;
o	accrues no interest during its term; and
o	requires the entire principal amount to be due and payable upon maturity.

The Company acquired these assets of TBL and those of its subsidiaries subject to their respective debt obligations, other than for a promissory note, dated July 28, 2016, originally issued by GGL to a third party, in the original principal amount of $3,422,353. Upon delivery of the $6,000,000 note to TBL, the third party and TBL agreed that the $3,422,353 note has been satisfied in full and wholly discharged as to GGL.

The Company accounted for the acquisition of these assets using the fair value method of accounting. Based on several factors including the purchase price, the value of the consideration provided to the seller, and an independent valuation of the assets acquired less liabilities and future estimated capital and operating expenditures to bring the assets to producing status. The Company then assigned the purchase price to the assets acquired by class of assets.

Concurrently with the foregoing, the Company also acquired the remaining 25% membership interests in TEPI from Green Stone Capital Partners Limited, a Cayman Islands limited liability company, in exchange for assumption of Greenstone’s proportionate share of TEPI obligations and liabilities. Kevin Sylla, who beneficially owns approximately 53% of Wilshire Energy Partners, LLC, a principal stockholder of the Company, and who has served as Managing Director of TEPI and of TEO introduced the Company to TBL. Subsequently, Mr. Sylla was appointed director and Chief Executive Officer of FPI effective March 1, 2017.

The total purchase price for the TBL acquisition was allocated as follows:

Assets
Cash	$358,130
Cash in escrow	240,000
Oil & gas properties	10,016,990
Drilling equipment	265,578
Investment	100
Bond deposits	295,000
Liabilities
Accounts payable	(389,325)
Contingent Liabilities	(213,372)
Related party payable	(10,600)
Net assets acquired	$10,562,501

Note 6 – Fixed Assets

As of December 31, 2016, and 2015, fixed assets consisted of the following:

	December 31, 2016	December 31, 2015
Computer equipment and fixtures	$22,453	$-
Vehicle	69,446	-
Drilling Equipment	265,578	-
Accumulated depreciation	(4,114)	-
Fixed assets, net	$353,363	$-

Depreciation and amortization expense for the year ended December 31, 2016 and for the period ended December 31, 2015 was $4,114 and $0, respectively.

Note 7 – Oil and Gas Properties

Upon organization of Foothills Petroleum Inc., on December 24, 2015, Wilshire Energy Partners, LLC, contributed its 100% membership interest in Foothills Exploration, LLC, a Wyoming limited liability company, to FPI in exchange for 4,500,000 shares of FPI's common stock. At the time of contribution, Wilshire Energy Partners, LLC, had acquired and owned the rights to 38,120 acres of oil and gas leases in the State of Wyoming (as described above in Note 1, Nature of Operations). On completion of the Share Exchange, effective May 27, 2016, Wilshire Energy Partners, LLC, exchanged its FPI shares for 4,500,000 shares of the Company's common stock. As a result, the Company owns 100% of FPI and Foothills Exploration, LLC, is now a wholly owned indirect subsidiary of the Company that retains title to these oil and gas leases. This transaction is treated as the founding transaction by the Company. The asset was valued at $72,430 at the time of transfer based on costs associated with the payment of lease bonuses, fees and taxes paid during the formation of the asset.

On March 29, 2016, Foothills acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin, in return for covering certain costs of operation in the amount of $20,000, and to a share of the working interest in the leases. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprised of two seismic lines covering the Chevron/Echo – Greater Green River Basin. The asset is valued at $20,000 based on the agreement and consideration paid by the Company. During the year ended December 31, 2016, the Company capitalized an additional $55,848   in costs related to this asset.

On December 12, 2016, the Company entered into a participation agreement with Magna Operating, LLC, a privately held Houston-based independent exploration and production company (“Magna Operating”), in relation to the Labokay prospect, covering approximately 240 acres in Calcasieu Parish, Louisiana. As consideration for an assignment of interest in and to the leases and the prospect, Foothills Petroleum Operating, Inc., a Nevada corporation and indirect wholly-owned subsidiary of the Company (“FPOI”), tendered to Magna Operating the purchase price in the amount of $144,000. This amount covered FPOI’s share of the land, lease, and administrative costs that Magna Operating incurred in generating and assembling the Labokay prospect as of November 15, 2016. As further consideration for an assignment of working interest in and to the leases, FPOI agreed to participate in the cost, risk, and expense of drilling the Labokay test well.

Subsequent to the period ended December 31, 2016, the Company drilled a test well on Labokay to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. The Company disclosed that the well will be plugged and abandoned as required. The Company estimates well costs for the Labokay test well at approximately $1.1 million, including plugging and abandonment liability which it expects to incur during the first half of 2017.

On December 30, 2016, the Company acquired various oil and gas assets in Utah from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets included certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proven undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. This purchase provides us with an entry point into the Uinta Basin and a basis from which to seek other bolt-on acquisition opportunities in the Rockies. The transaction delivers a licensed and bonded operator in Utah having bonds in place with the BLM, State of Utah and BIA. Through the acquisition, Foothills also obtained six shut-in wells in the Natural Buttes Field, Utah. Two of these wells have already been worked over and brought back online with production averaging around 500 barrels per month in January and February 2017. The remaining four wells will be worked over in the coming months with the goal of bringing additional production back online.

The transaction provides Foothills with the rights to an agreement to acquire up to 6,000+ acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Tribal lands in the Uinta Basin. These properties provide in-field drilling potential, the ability to bring online shut-in wells and behind pipe development. Five shut-in wells located on fee lands in the Altamont-Bluebell Field that are undergoing title curative also have the potential to achieve near term production with stimulation and the addition of surface equipment. Furthermore, this acquisition delivers to the Company an additional 40% working interest in the Ladysmith Prospect covering 3,060 acres in the Greater Green River Basin, Wyoming, bringing the Company’s total working interest in the prospect from 35% (pre-acquisition) up to 75%. Lastly through this transaction, the Company also acquired 13,166,667 shares of common stock, constituting 55.63% of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two non-producing wells in the southern portion of the Natural Buttes Field.

On December 30, 2016, concurrent with the TBL transaction, the Company also acquired the remaining 25% membership interests in TEPI from Green Stone Capital Partners Limited, a Cayman Islands limited liability company, in exchange for assumption of Greenstone’s proportionate share of TEPI obligations and liabilities.

Note 8 – Notes Payable

On December 24, 2015, Foothills entered into a convertible promissory note in the amount of $600,000 with Alternus. The two-year note matures on December 23, 2017, and accrues interest at 8% per year. By its terms the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between Foothills and an entity with shares listed for trading (“Pubco”). The conversion price in the note was established at $0.665 per share, (the “Conversion Price”). On April 5, 2016, and under substantially similar terms described herein, Foothills received an additional $400,000 from Alternus. Under the agreements between Alternus and Foothills, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes which, in the event of that full subscription would convert into not less than 30% of the outstanding shares of Pubco. At May 27, 2016, the date of the Share Exchange, Alternus had invested $1,000,000 and, based on the Conversion Price, 1,503,759 shares of Common Stock of Pubco (Key Link) were issued in full satisfaction of its two notes.

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

On December 30, 2016, in connection with the TBL acquisition (see Note 5), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018, and accrues no interest during its term.

Note 9 – Common Stock

On December 24, 2015, Foothills issued 4,500,000 shares of its common stock to Wilshire Energy Partners, LLC, as more fully discussed in Note 7 of these financial statements.

On December 24, 2015, Foothills entered into a convertible promissory note in the amount of $600,000 with Alternus. The two-year note matures on December 23, 2017, and accrues interest at 8% per year. By its terms, the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between Foothills and an entity with shares listed for trading (“Pubco”). The conversion price of the note was established at $0.665 per share (the “Conversion Price”). On April 5, 2016, and under substantially similar terms described herein, Foothills received an additional $400,000 from Alternus. On May 27, 2016, the shareholders of Foothills entered into the Share Exchange Agreement with Key Link, pursuant to which the principal amount of the notes together with any accrued, but unpaid interest was converted into the shares of the Company at a conversion price of $0.665 per share. The total number of shares issued to Alternus pursuant to the conversion of their note was 1,503,759. All accrued interest was waived and recorded as additional paid in capital.

Effective April 1, 2016, Foothills appointed two directors to its board. Each director was granted 125,000 shares of its common stock (the "Foothills Directors Shares"), vesting according to the following schedule: (i) 40% vesting ninety (90) days from the appointment date; (ii) 20% vesting one hundred eighty (180) days from the appointment date; (iii) 20% vesting two hundred seventy (270) days following the appointment date; (iv) 20% vesting three hundred sixty (360) days following the Effective Date. As of December 31, 2016, 100,000 shares were issued to each director. These shares were valued at $1,665.

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

The 14,112,250 pre-split shares were converted into 56,449,000 shares post-split, and were returned to treasury for cancellation. A total of 2,360,000 shares remained outstanding held by the shareholders of the merged public company post the reverse merger acquisition.

On May 2, 2016, after obtaining the FPI Acquired Shares, FPI caused the Company to appoint its two non-executive directors to the Board of the Company. These directors exchanged their rights to the FPI Directors Shares for Company shares having substantially the same terms and provisions. On May 2, 2016, the Company also granted 150,000 restricted shares of its common stock to its CEO as a part of his compensation package. The shares have the same vesting schedule as directors’ shares described above. As of December 31, 2016, 120,000 shares were issued to the Company’s CEO. These shares were valued at $999.

During the year ended December 31, 2016, the Company issued 5,000 shares to a service provider pursuant to a consulting agreement with said service provider. The shares were valued at $7,650.

On May 27, 2016, we entered into a Share Exchange Agreement ("Share Exchange Agreement") with the shareholders of FPI whereby we acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of our common stock, of which 4,500,000 shares of our common stock were issued to Wilshire Energy Partners, LLC, ("Wilshire") and 1,503,759 of our shares of common stock were issuable to Alternus (“Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were to be returned to treasury, deemed canceled and no longer outstanding. We also exchanged warrants to purchase 700,000 shares of Foothills’ common stock, that were issued to Wilshire on May 4, 2016, for a like amount of warrants to purchase shares of the Company’s common stock (the "Wilshire Warrants"). The Wilshire Warrants:

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

On December 30, 2016, we issued 2,083,334 shares of common stock in connection with the TBL acquisition (see Note 7), at a purchase price of $1.83 per share for an aggregate amount of $3,812,500.

As of December 31, 2016, the Company had 13,779,612 shares of common stock issued and outstanding.

Restricted Stock Units (RSUs)

Effective August 11, 2016, and on August 15, 2016, Foothills granted Mr. Lanclos 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of December 31, 2016, these shares were valued at $26,066.

On August 15, 2016, Foothills also granted Mr. Ovalle 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of December 31, 2016, these shares were valued at $25,333.

Warrants

On May 27, 2016, the Company granted to Wilshire Energy Partners, LLC, warrants (“Wilshire Warrants”) to purchase (i) 100,000 common shares at a strike price of $1.25 per share, (ii) 200,000 common shares at a strike price of $2.00 per share and (iii) 400,000 common shares at a strike price of $3.00 per share. The Wilshire Warrants commence to be exercisable on the earlier of (i) 12-month anniversary of the closing of a going public transaction or (ii) June 30, 2017, and expire on June 1, 2021.

On May 27, 2016, the Company granted to an unrelated party warrants to purchase (i) 125,000 common shares at a strike price of $1.25 per share, (ii) 100,000 common shares at a strike price of $2.00 per share and (iii) 100,000 common shares at a strike price of $3.00 per share. The warrants commence to be exercisable on the earlier of (i) 12-month anniversary of the closing of a going public transaction or (ii) June 30, 2017, and expire on June 1, 2021.

The fair value of all warrants was determined to be $2,144, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 120%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

The following table summarizes all stock warrant activity for the year ended December 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	1,025,000	2.32	4.42
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2016	1,025,000	$2.32	4.42
Exercisable, December 31, 2016	-	$-	-

Options

On May 19, 2016, the Company granted to each of its three directors options to purchase (i) 50,000 common shares at a strike price of $2 per share, vesting when the Company achieves and maintains a total average daily production level of 100 barrels of oil equivalent per day (“boe/d”) for at least 30 days, (ii) 50,000 common shares at a strike price of $3 per share, vesting when the Company achieves and maintains a total average daily production level of 200 boe/d for at least 60 days, and (iii) 50,000 common shares at a strike price of $4 per share, vesting when the Company achieves and maintains a total average daily production level of 500 boe/d for at least 90 days.

The following table summarizes all stock option activity for the year ended December 31, 2016:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	450,000	3.00	9.39
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2016	450,000	$3.00	9.39
Exercisable, December 31, 2016	-	$-	-

Note 10 – Related Party Transactions

Wilshire Energy Partners, LLC, and Aegis International, LLC

Effective as of December 18, 2015, in connection with the then formation and organization of Foothills Petroleum Inc., Wilshire Energy Partners, LLC (“Wilshire”), Aegis International, LLC (“Aegis”), and Foothills entered into a Business Development Services Agreement (“BDSA”). Under the BDSA the parties agreed that:

1.	Wilshire would transfer its 100% membership interest in Foothills Exploration LLC, a Wyoming limited liability company (“FEL”) to Foothills, and that Foothills would issue 4.5 million shares of its common stock to Wilshire on its organization or as soon thereafter as may be practicable.

2.	Wilshire would endeavor in good faith, with the assistance of Aegis, to obtain $3 million to $3.5 million of financing in the form of equity and/or convertible notes to implement the business plan that was under formation on behalf of Foothills.

3.	Aegis would perform the following business development services:

•	provide senior management principally in the form of services of B.P. Allaire;

•	deliver or oversee administrative services on day to day basis;

•	assist in securing a chief financial officer;

•	formulate, craft and deliver a detailed business plan including forecasts;

•	formulate or assist in formulating, budgets and other financial information;

•	recruit or assist in recruiting experienced executive directors with proven track records whose backgrounds will be attractive to the oil and gas community and potential investors;

•	create and deliver a website that depicts the Foothills operations; and

•	provide such other services as may be appropriate and necessary to implement and execute upon the business plan of Foothills.

4.	For its services as outlined under the BDSA, Foothills would pay to Aegis from funds received, $150,000 through December 31, 2016, (the “Foothills Initial Organizational Term”). As of December 31, 2016, this payment was made in full.

5.	Following the Foothills Initial Organizational Term, Foothills on an at-will basis shall pay B.P. Allaire $5,000 per month for his services as chief operating officer and executive director, on terms subject to cancellation, on 30 days’ notice, by either of Foothills or B.P. Allaire. Effective September 1, 2016, the Company increased Mr. Allaire’s salary to $7,000 per month.

6.	Wilshire would assign, effective no later than December 29, 2015, all right, title and interest in FEL in exchange for 4.5 million shares of common stock of Foothills.

In furtherance of the BDSA, Wilshire assigned FEL to Foothills on its organization in exchange for 4.5 million shares of Foothills, and Foothills thereby acquired control of the Springs Prospect, owned by FEL, consisting of 38,120 contiguous acres. Foothills regards the Springs Prospect as a valuable multiple objective oil resource play in the Greater Green River Basin of Wyoming. Through Wilshire’s assistance, Foothills entered into two agreements with Alternus, whereby Foothills obtained a total of $1,000,000 of financing in the form of convertible notes that upon completion of the Share Exchange were converted, at $0.665 per share, into 1,503,759 shares of the Company’s common stock.

In connection with the hiring of Ritchie Lanclos as Executive Vice President of the Company and Vice President of Exploration of FPI, and Eleazar Ovalle as Executive Vice President of the Company and Vice President of Geology and Geophysical of FPI, FPI agreed to pay Wilshire, one of our principal shareholders, pursuant to a Services Agreement entered into by and between FPI and Wilshire, a fee of 25% of the gross annual salary, including all cash and equity compensation, but excluding any bonuses to be received by Mr. Lanclos and Mr. Ovalle. In the event either of Mr. Lanclos or Mr. Ovalle leaves FPI of his own volition or is terminated for cause within 90 days from commencement of their employment, Wilshire shall refund FPI 100% of fees received, minus $2,500.

Alternus Capital Holdings Limited

On December 24, 2015, FPI entered into a convertible promissory note in the amount of $600,000 with Alternus. The two-year note originally matured on December 23, 2017, and accrued interest at 8% per year. By its terms the note was automatically required to convert the outstanding principal and interest due under the terms of the note upon a merger or other combination occurring between FPI and an entity with shares listed for trading, which occurred on May 27, 2016. The conversion price of the note was established at $0.665 per share (the “Conversion Price”), subject to adjustment as described below. On April 5, 2016, and under substantially similar terms described herein, FPI received an additional $400,000 from Alternus. Under the agreements between Alternus and Foothills, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes, which, in the event of that full subscription, would convert into not less than 30% of the then outstanding shares of the “public” company. Through May 27, 2016, the date the Share Exchange, Alternus had invested $1,000,000 and based on the Conversion Price was issued 1,503,759 shares of the Company’s common stock in full satisfaction of its two notes. All accrued interest was waived and recorded as additional paid in capital.

On December 30, 2016, Foothills, through its indirect wholly owned subsidiary Foothills Exploration Operating, Inc. (“FEOI”), entered into a purchase and sale agreement with Total Belief Limited (see Note 5). The Company acquired $10,600 related party payable due to Equipment Solution Inc., which is owned by a director of the Company, Mr. Hemb.

Note 11 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016, and 2015 are summarized below.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016, and 2015, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2016, and 2015 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2016, and 2015.

	2016	2015
Net operating loss carryforward	$(671,362)	$(11,375)
Stock based compensation	3,931	-
Fair value of options	281	-
Total deferred tax assets	(667,150)	(11,375)
Valuation allowance	$667,150	$11,375
Net deferred tax asset	-	-

	2016	2015
U.S federal statutory income tax	-34.00%	-34.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	39.80%	39.80%
Effective tax rate	0.00%	0.00%

At December 31, 2016, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $667,150 and $11,375, respectively, which, if not utilized earlier, expire through 2036.

Note 12 – Commitments and Contingencies

On August 18, 2016, the Company appointed Ritchie Lanclos as Executive Vice President of the Company and as Vice President of Exploration of its wholly owned subsidiary, Foothills Petroleum, Inc. (“FPI”), and appointed Eleazar Ovalle as Executive Vice President of the Company and Vice President of Geology & Geophysical of FPI.

FPI has agreed to pay Mr. Lanclos an annual salary of $84,000 upon successful completion of a 90 day probationary period. Mr. Lanclos was entitled to receive a $10,000 signing bonus upon commencement of employment and will also be entitled to receive bonuses that will be based on performance standards that will be established by FPI. Mr. Lanclos will receive 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. Upon approval of the Company’s Board of Directors, Mr. Lanclos may become eligible to participate in the Company’s equity incentive plan, should one be established.

FPI has agreed to pay Mr. Ovalle an annual salary of $84,000 upon successful completion of a 90 day probationary period. Mr. Ovalle was entitled to receive a $10,000 signing bonus upon commencement of employment and will also be entitled to receive bonuses that will be based on performance standards and goals that will be established by FPI. Mr. Ovalle will receive 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. Upon approval by the Company’s Board of Directors, Mr. Ovalle may become eligible to participate in the Company’s equity incentive plan, should one be established.

In connection with the hiring of Ritchie Lanclos and Eleazar Ovalle and pursuant to a Services Agreement dated August 15, 2016, by and between FPI and Wilshire, FPI agreed to pay Wilshire, one of our principal shareholders, a fee of 25% of the gross annual salary, including all cash and equity compensation, but excluding any bonuses to be received by Mr. Lanclos and Mr. Ovalle. FPI has agreed to pay Wilshire a total of $50,000 for its services in recruiting Messrs. Lanclos and Ovalle to the Company and FPI management teams. In the event either of Mr. Lanclos or Mr. Ovalle leaves FPI of his own volition or is terminated for cause within 90 days from commencement of their employment, Wilshire shall refund FPI 100% of fees received, minus $2,500.

On September 2, 2016, Shawn P. Clark resigned as Interim Chief Financial Officer and member of the Board of Directors of Foothills. In connection with Mr. Clark’s resignation, there were no disagreements with the Company, known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices.

Legal proceedings

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO concerning the workover of wells in Duchesne County, Utah. SCI Welding was granted a judgment in the amount of $67,470 on April 27, 2016. A garnishment was filed by SCI resulting in their collection of $17,063 prior to our acquisition of TEO. Presently, writs of execution have been issued against TEO properties in Duchesne and Uintah Counties, Utah. In addition, the writs seek execution upon various land parcels in Duchesne and Uintah Counties, Utah.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. This matter is set for hearing on April 17, 2017.

Peak Well Service, LLC

Peak Well Service, LLC, filed mechanics and materialmans liens against the Wilkins, Rust 2 Well, Dye Hall 2, Rust 3, and Josie 1 wells for unpaid accounts in connection with work performed on these wells. Subsequent to December 31, 2016, both parties agreed to settle this legal action with a payment of $120,000 from the Company to Peak Well Service, LLC.

Other than as noted above, we are not currently a party to any other material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Note 13 – Subsequent Event

Effective January 5, 2017, Foothills Exploration, Inc., (the “Company”), borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong and effective January 6, 2017, the Company borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a separate promissory note, titled as a Debenture, with each lender dated as of December 30, 2016, with proceeds being received by the Company on the above stated dates. These loans are unsecured, bear interest at 9% per year and each is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company plans to use net proceeds of these loans to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activity.

Subsequent to March 31, 2016, we issued 175,000 shares of common stock to third parties for services.

Note 14 - Supplemental Oil and Gas Reserve Information (Unaudited)

Results of operations from oil and gas producing activities

The following table shows the results of operations from the Company’s oil and gas producing activities.  For the year ended December 31, 2016, the Company had no revenue from oil and gas producing activities.

Year Ended
December 31,
2016
Production revenues	$—
Production costs	—
Depletion and depreciation	—
Income tax	—
Results of operations for producing activities	$—

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil and gas properties:

Year Ended
December 31,
2016
Properties subject to depletion	$11,198,411
Accumulated depletion	—
Net capitalized costs	$11,198,411

Costs incurred in property acquisition, exploration and development activities

The following table summarizes the Company’s costs incurred in property acquisition, exploration and development activities for the year ended December 31, 2016:

Year Ended
December 31,
2016
Acquisition of properties	$10,462,220
Exploration costs	736,191
Development costs	—
Net capitalized costs	$11,198,411

Estimated quantities of proved reserves

Our ownership interests in estimated quantities of proved oil and gas reserves all of which are located in the United States are summarized below.  Proved reserves are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods.

Oil reserves are stated in thousands of standard barrels [“MSTB”], natural gas reserves are stated in thousands of cubic feet [“MCF”] and combined oil and gas reserves are stated in thousands of barrels of oil equivalent [“MBOE”]. Geological and engineering estimates of proved oil and gas reserves developed at one point in time by an independent third party petroleum reserves engineering firm are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

December 31, 2016
Proved Reserves	Total Proved Non-Producing	Proved Undeveloped	Total Proved

Beginning
Crude Oil MSTB’s	—	—	—
Natural Gas Liquids MSTB’s	—	—	—
Natural Gas MCF’s	—	—	—
Oil Equivalents MBOE’s	—	—	—

Revisions of previous estimates
Crude Oil MSTB’s	—	—	—
Natural Gas Liquids MSTB’s	—	—	—
Natural Gas MCF’s	—	—	—
Oil Equivalents MBOE’s	—	—	—

Sales of minerals in place
Crude Oil MSTB’s	-	-	-

Production
Crude Oil MSTB’s	—	-	—
Natural Gas Liquids MSTB’s	—	-	—
Natural Gas MCF’s	—	-	—
Oil Equivalents MBOE’s	—	-	—

Ending
Crude Oil MSTB’s	193	1,429	1,622
Natural Gas Liquids MSTB’s	—	-	—
Natural Gas MMCF’s	97	714	811
Oil Equivalents MBOE’s	212.4	1,571.8	1,784.2

Proved non-producing and proved undeveloped reserves at December 31, 2016 totaled 212.4 MBOE’s and 1,571.8 MBOE’s, respectively. Total proved reserves at December 31, 2016 totaled 1,784.2 MBOE’s and consisted of approximately 91% oil and 9% gas.

The Company intends to review annually its proved undeveloped reserves to ensure an appropriate plan for development exists. The Company considers proved undeveloped reserves only if it plans to convert these reserves to proved developed producing reserves within five years from the date they were first acquired. The Company plans to develop all the remaining locations that comprise the 1,784.2 MBOE of proved reserves within five years. However, the decision to deploy capital and the timing of those expenditures is contingent on many different factors. The Company estimates capital expenditures of approximately $19.75 million will be sufficient to develop these reserves. The development plan assumes a continued gradual improvement in commodity pricing and general market conditions within the oil and gas industry.

The calculation of proved undeveloped reserves requires the Company to make predictions regarding future acquisitions and discoveries and the impact they may have on the Company’s overall development plan of properties it currently owns. Management anticipates that the development plan will be revised to reflect changes in the oil and gas industry, including changing markets and prices, new investment opportunities, and other key factors and such revisions will result in changes to its proved undeveloped reserves. Consequently, the timing of capital expenditures will be heavily dependent upon the Company’s interpretation of market opportunities, which are influenced by projections of future commodity prices and other key industry factors. Each year management expects to review our five-year development plan to maximize the value of our investment in oil and gas assets and in turn also to enhance shareholder value.

At December 31, 2016, the Company expects its development plan to generally perform as follows:

	Estimated Conversion of Proved Undeveloped Reserves
	CAPEX (000’s)	MBOE
2017	$4,120.0	22.806
2018	$6,175.0	155.948
2019	$9,500.0	231.795
2020	—	270.064
2021	—	211.554

For the year ended December 31, 2016, the Company had no wells in production and earned no revenue from the sale of oil or natural gas. All properties were either proved non-producing or proved undeveloped.

In 2016, the Company invested approximately $11,198,411 in its oil and gas properties. The Company has approximately $353,363 of net fixed assets on hand and existing infrastructure on the ground in Utah, which will be utilized to facilitate the exploitation and development of proved non-producing and proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed challenges but the Company maintains its belief that reserves will be developed within five years of their acquisition. In addition, the Company anticipates raising additional funds through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and institutional offerings in capital market transactions and future reserve based lending activities to develop all of its proved non-producing and proved undeveloped reserves within the next five-years. Additionally, the Company also believes that it has the ability to joint venture to develop any of its assets.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved non-producing and proved undeveloped reserves for the periods presented in the financial statements is summarized below.

Year Ended
December 31,
2016
Future net production revenue	$74,093,600
Future operating costs	(17,313,400)
Future capex costs	(19,750,000)
Future net cash flows before tax	37,030,200
Future income taxes (assuming 34% corporate tax rate)	(12,590,268)
Future net cash flows after tax	24,439,932
10% annual discount for estimating of future cash flows	(14,908,800)
Standardized measure of discounted net future cash flows	$9,531,132

Changes in standardized measure of discounted future net cash flows

For the year ended December 31, 2016, the Company had no wells in production and earned no revenue from the sale of oil or natural gas. All assets were recently acquired and the Company has had a limited operating history with its current asset base and as such is unable to form reasonable estimates at the present time. The Company expects to update this section in subsequent reports providing more substantive explanations for changes in its standardized measure of discounted future net cash flows.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, B.P. Allaire, who is both our Chief Executive Officer and our Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO/CFO, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act we are not required to comply with Section 404(b) because we are an “emerging growth company.”

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2016:

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

These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, and expect to continue to use a third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we hire a full time principal financial officer and expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

40

ITEM 9B. Other Information.

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
B.P. Allaire	45	Chief Executive Officer and Director
Christopher C. Jarvis	45	Executive Vice President, Finance and Director
Ritchie Lanclos	51	Executive Vice President, Exploration
Eleazar Ovalle	61	Executive Vice President, Geology & Geophysical
Alex M. Hemb	53	Director
Kevin J. Sylla	42	Chief Executive Officer and Director, Foothills Petroleum, Inc.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

B. P. Allaire – Chief Executive Officer and Director

Mr. Allaire has served as interim chief executive officer, interim chief financial officer and director of Foothills Petroleum, Inc. since its formation and organization in December 2015 and of the Company since April 2016.  From 2011 to 2015, Mr. Allaire was President and CEO of Veritas Energy Management, LLC, a marketing and management company engaged in the acquisition, development and management of on-shore oil and gas properties in the mid-continent and gulf-coast regions of the U.S.  From 2007 to 2012, Mr. Allaire was Managing Partner of Versailles Capital Partners, LLC, a multi-disciplined business development and strategic advisory services firm, which incubated the business plan and helped secure funding for a wine industry rollup play called Global Distillers & Vintners Holdings, Inc.  After Global Distillers became a portfolio company of Versailles, Mr. Allaire represented Versailles’ interest by serving as Vice Chairman and Chief Financial Officer of Global Distillers & Vintners from May 2008 to June 2010.

Mr. Allaire is an entrepreneurial management executive and seasoned business operator with over 25 years of domestic and international work experience across numerous functional roles spanning finance, sales, marketing, strategy, business development, mergers and acquisitions and operations management across various industry sectors.  He is experienced in the integration of acquired companies into complex corporate entities with multiple wholly-owned subsidiaries.  Mr. Allaire has served as an Officer and/or Director of numerous companies across several industries during his management career.  They have included oil and gas partnerships, wine and spirit import and distribution enterprises, and a business development and strategic advisory services firm.

Mr. Allaire graduated with a B.S. in Management, A.S. in Finance & Investments, and A.S. in Advertising & Public Relations all from Johnson & Wales University in Providence, Rhode Island. He earned his M.B.A. from Harvard University’s Graduate School of Business.

Christopher C. Jarvis – Executive Vice President of Finance, and Director

Mr. Jarvis has been a director of the Company since April 2016, and was appointed Executive Vice President of Finance for the Company and Vice President of Risk Management for FPI in March 2017. Mr. Jarvis has over 20 years of capital markets and investments experience covering the equity, commodity, and fixed-income markets. He engineered and executed energy risk management hedges for large multi-national companies and as a publishing analyst, he was ranked #1 by Bloomberg’s BARR analyst ranking system. He is a Certified Financial Analyst (CFA) and also a Certified Market Technician (CMT). He routinely appears on CNBC, Fox Business News, and Reuters. He is a contributor to major print media outlets including Reuters, Bloomberg and the Wall Street Journal as an oil and gas analyst.

Mr. Jarvis earned a B.A. in Arts History from University of Massachusetts and an M.B.A. from the University of Connecticut, with a concentration in Finance. He is a member of the CFA Institute and also the Market Technicians Association (MTA). He has been a member of the University of Connecticut Financial Accelerator Advisory Board for the last 10 years and previously served as the Vice President of the Autism Society of New Hampshire (2004-09).

Ritchie Lanclos – Executive Vice President, Exploration

Mr. Lanclos has served as Executive Vice President, Exploration of the Company and Vice President, Exploration for FPI since August 2016. For the past five years Mr. Lanclos was self-employed as president and principal consultant at Ritchie Rich, LLC, providing petroleum engineering consulting services to a variety of oil and gas clients. Prior to that, from 2009 to 2014, Mr. Lanclos served as principal consultant to Noble Energy, a Texas company, and specialized in deepwater Gulf of Mexico commercial discoveries. Before that, from 2007 to 2009, Mr. Lanclos served as principal consultant at Nexen Production, where he also specialized in deepwater Gulf of Mexico commercial discoveries. Mr. Lanclos received a Bachelor of Science in Petroleum Engineering from University of Southwestern Louisiana and a Master of Science in Petroleum Engineering from Texas A&M University.

Eleazar Ovalle – Executive Vice President, Geology & Geophysical

Mr. Ovalle has served as Executive Vice President, Geology & Geophysical of the Company and Vice President, Geology & Geophysical of FPI since August 2016. During the past five years, from 2014 to 2016 prior to joining the Company, Mr. Ovalle was employed by Apache Corp., where he served as Geological Advisor – Deepwater & Exploration Shelf. Previously, from 2011 to 2014, Mr. Ovalle was with ENI Petroleum where he served as Geological Advisor – Deepwater & Exploration. Prior to that, from 2009 to 2011, Mr. Ovalle was with Maxus Energy where he served as Senior Geoscientist – Deepwater. Mr. Ovalle received a Bachelor of Science in Geology from Trinity University.

Alex M. Hemb – Director

Mr. Hemb has served as a director of the Company since April 2016. Mr. Hemb has over 25 years’ experience as a Petroleum Engineer both onshore and offshore and has worked as a consulting petroleum engineer for the past 15 years. Mr. Hemb has broad international work experience as well having also worked in Norway, Canada, Belize, Germany, and Scotland in addition to the U.S. He engineered and developed technology for separating oil and water and commercialized this into a successful company providing oil/water separation services to the oil and gas industry.

Mr. Hemb is currently the Vice President of Engineering for Helmer Directional Drilling, where he has worked for the past 15 years. He spent nine years working across a variety of engineering, planning and sales roles with Baker Hughes both in the U.S. and internationally. He has a proven management track record, having performed a success turn-around of the Norwegian division of CETCO, returning the division to profitability by reducing losses, growing new business, right-sizing the company and hiring his replacement Managing Director to lead the division. Mr. Hemb has a B.S. and M.Sc. in Petroleum Engineering from Montana Tech, and holds numerous certifications from various oil and gas technical schools. He completed compulsory Military Training in Norway and served as a Military Police based at NATO’s Northern European HQ.

Kevin J. Sylla – Chief Executive Officer and Director, Foothills Petroleum, Inc.

Mr. Sylla was appointed Chief Executive Officer and director of Foothills Petroleum, Inc., in March 2017. Mr. Sylla has served as Managing Director of Tiger Energy Operating, LLC, Tiger Energy Partners International, LLC, and Tiger Energy Mineral Leasing, LLC, for the past five years and he will continue in those roles for the foreseeable future. Mr. Sylla played a key advisory role in the successful combination and integration of Tiger properties into Foothills Exploration. He has over 10 years of oil and gas industry experience with extensive knowledge in business development, mergers and acquisitions, and management of oil and gas field operations. Mr. Sylla has participated extensively in the financing, acquisition and development of numerous domestic oil and gas properties. His acquisition experience has been focused on improving operating and financial efficiencies with underperforming assets resulting in enhanced value creation. Effective January 28, 2010 Mr. Sylla, without admitting or denying findings consented to a fine and to a suspension from association with any FINRA member from February 16, 2010 through February 15, 2011. This civil matter arose as a result of a customer loan to an entity partially owned by Mr. Sylla at a time when that activity was impermissible under NASD conduct rules then in effect. Mr. Sylla is the managing member of Wilshire Energy Partners, LLC, a principal shareholder of the Company and has provided consulting services to the Company since its formation. During his career, Mr. Sylla has drilled, reworked and overseen the management of hundreds of wells. Mr. Sylla completed the Petroleum Land Management Program at Texas Christian University and earned his Energy & Finance Management Certification from the University of Denver.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach. We have not adopted a policy on whether the Chief Executive Officer and Chairman positions should be separate. Currently, Mr. Allaire serves as our president and chief executive officer.

Terms of Office

Our directors are elected and hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal from office in accordance with our bylaws and the provisions of the Delaware General Corporation law. Our officers are appointed by our board of directors and serve at its pleasure.

Involvement in Certain Legal Proceedings

To our knowledge other than as described above, directors and executive officers of the Company have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The board of directors acts as the Audit Committee and has no separate committees. Our Board has not formulated any plan to establish an audit or compensation committee in the near future. We envision that the audit committee, should it be formed, will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and systems of internal controls. We envision that the compensation committee, should it be formed, will be primarily responsible for reviewing and approving our salary and benefits policies and other compensation of our executive officers. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Compliance with Section 16(a) of the Exchange Act.

Not applicable.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect to our principal executive officer and principal financial officer for the years ended December 31, 2016, and 2015. No officer of the Company received compensation in excess of $100,000 for either of the Company’s last two completed fiscal years.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
B.P. Allaire	2016	58,500	-	999	-	-	-	59,499
Chief Executive Officer	2015	-	-	-	-	-	-	-
Ritchie Lanclos	2016	38,000	-	26,066	-	-	-	64,066
EVP, Exploration	2015	-	-	-	-	-	-	-
Eleazar Ovalle	2016	38,000	-	25,332	-	-	-	63,332
EVP, Geology & Geophysical	2015	-	-	-	-	-	-	-

Employment Agreements

On August 18, 2016, the Company appointed Ritchie Lanclos as Executive Vice President, Exploration of the Company and as Vice President of Exploration of its wholly owned subsidiary, Foothills Petroleum, Inc. (“FPI”), and appointed Eleazar Ovalle as Executive Vice President, Geology & Geophysical of the Company and Vice President of Geology & Geophysical of FPI.

FPI has agreed to pay Mr. Lanclos an annual salary of $84,000 upon successful completion of a 90-day probationary period. Mr. Lanclos was entitled to receive a $10,000 signing bonus upon commencement of employment and will also be entitled to receive bonuses that will be based on performance standards that will be established by FPI. Mr. Lanclos will receive 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. Upon approval of the Company’s Board of Directors, Mr. Lanclos may become eligible to participate in the Company’s equity incentive plan, should one be established.

FPI has agreed to pay Mr. Ovalle an annual salary of $84,000 upon successful completion of a 90-day probationary period. Mr. Ovalle was entitled to receive a $10,000 signing bonus upon commencement of employment and will also be entitled to receive bonuses that will be based on performance standards and goals that will be established by FPI. Mr. Ovalle will receive 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vest 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. Upon approval by the Company’s Board of Directors, Mr. Ovalle may become eligible to participate in the Company’s equity incentive plan, should one be established.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of our company. We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2016.

Option and Restricted Stock Awards
Equity incentive
	Number of	Number of	plan awards:
	securities	securities	number of
	underlying	underlying	securities underlying
	unexercised	unexercised	unexercised	Option
	options	options	unearned	exercise	Option
	(#)	(#)	options	price	expiration
Name	Exercisable	Unexercisable	(#)	(US$)	date
B.P. Allaire (1)	-	150,000	-	$2.00-$4.00	5/19/26
Christopher Jarvis (1)	-	150,000	-	$2.00-$4.00	5/19/26
Alex Hemb	-	150,000	-	$2.00-$4.00	5/19/16
Ritchie Lanclos (2)	-	-	-	-
Eleazar Ovalle (2)	-	-	-	-

(1)	On May 19, 2016, 150,000 options were granted to B.P. Allaire, Christopher Jarvis and Alex Hemb individually, for (i) 50,000 common shares at a strike price of $2 per share, vesting when the Company achieves and maintains a total average daily production level of 100 barrels of oil equivalent per day (“boe/d”) for at least 30 days, (ii) 50,000 common shares at a strike price of $3 per share, vesting when the Company achieves and maintains a total average daily production level of 200 boe/d for at least 60 days, and (iii) 50,000 common shares at a strike price of $4 per share, vesting when the Company achieves and maintains a total average daily production level of 500 boe/d for at least 90 days.

(2)	Excludes 100,000 restricted stock units granted to each of Messrs. Lanclos and Ovalle on August 15, 2016. See Item 12 below.

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2016 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Alex Hemb	-	-	-	-	2,250	-	$2,250
Christopher Jarvis	-	-	-	-	2,300	-	$2,300

Risk Management

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on March 31, 2017, issued and outstanding shares of common stock filing as of the filing of this Annual Report on Form 10-K by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of this filing of this Annual Report on Form 10-K, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the shares of common stock issued and outstanding stock as of the date of the filing of this Annual Report on Form 10-K.

Name and address	Shares of Common Stock	Percentage of Common Stock
Directors and Officers (1):
B.P. Allaire	150,000	1.1%
Christopher Jarvis	125,000	0.9%
Ritchie Lanclos (6)	20,000	0.1%
Eleazar Ovalle (7)	20,000	0.1%
Alex Hemb	125,000	0.9%
All Officers and Directors as a Group (5 persons)	440,000	3.1%

5% or Greater Beneficial Owners
Wilshire Energy Partners, LLC (2)	4,500,000	32.0%
Berwin Trading Limited (3)	3,007,519	21.4%
Total Belief Limited (4)	2,083,334	14.8%
Alternus Capital Holdings Limited (5)	1,503,759	10.7%

1.	The address for each of the officer and directors is 633 17th Street, Suite 1700-A, Denver, Colorado, 80202.
2.	The address for Wilshire Energy Partners, LLC, is 22287 Mulholland Hwy, #350, Calabasas, California, 91302.
3.	The address for Berwin Trading Limited is Flat B, 28/F, Block 9, Larvotto, 8 Praya Road, Ap Lei Chau, Hong Kong.
4.	The address for Total Belief Limited is Room 1402, 14/F, New World Tower I, 16-18 Queen’s Road Central, Hong Kong.

5.	The address for Alternus Capital Holdings Limited is Flat B, 28/F, Block 9, Larvotto, 8 Praya Road, Unit 1403-04, 14F Kowloon Centre, 33 Ashley Road, Tsim Sha Tsui, Hong Kong.
6.	On August 15, 2016, 100,000 restricted shares were granted to Ritchie Lanclos; 20,000 will vest on February 11, 2017, 20,000 will vest on May 12, 2017, and 60,000 will vest on August 14, 2017.
7.	On August 15, 2016, 100,000 restricted shares were granted to Eleazar Ovalle; 20,000 will vest on February 11, 2017, 20,000 will vest on May 12, 2017, and 60,000 will vest on August 14, 2017.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Wilshire Energy Partners

Effective as of December 18, 2015, in connection with the then formation and organization of Foothills Petroleum Inc., Foothills entered into a Business Development Services Agreement ("BDSA") with Wilshire Energy Partners, LLC, ("Wilshire") and Aegis International, LLC, ("Aegis"). Under the BDSA the parties agreed that:

1.	Wilshire would transfer 100% of Foothills Exploration LLC, a Wyoming limited liability company (“FEL”) to Foothills Petroleum, and that Foothills would issue 4.5 million shares of its common stock to Wilshire on its organization or as soon thereafter as may be practicable.
2.	Wilshire would endeavor in good faith, with the assistance of Aegis, to obtain $3 million to $3.5 million of financing in the form of equity and/or convertible notes to implement the business plan that is under formation on behalf of Foothills.
3.	Aegis would perform the following business development services:
•	provide senior management principally in the form of services of B.P. Allaire;
•	deliver or oversee administrative services on day to day basis;
•	assist in securing a chief financial officer;
•	formulate, craft and deliver a detailed business plan including forecasts;
•	formulate or assist in formulating, budgets and other financial information;
•	recruit or assist in recruiting experienced executive directors with proven track records whose backgrounds will be attractive to the oil and gas community and potential investors;
•	create and deliver a website that depicts the Foothills operations; and
•	provide such other services as may be appropriate and necessary to implement and execute upon the business plan of Foothills.
4.	For its services as outlined under the BDSA, Foothills agreed to pay to Aegis from funds received, $150,000 through March 31, 2016 (the “Foothills Initial Organizational Term”).
5.	Following the Foothills Initial Organizational Term, Foothills on an at-will basis agreed to pay B.P. Allaire $5,000 per month for his services as chief operating officer and executive director, subject to cancellation by either of Foothills or B.P. Allaire on 30 days’ notice.
6.	Wilshire agreed to assign, effective no later than December 29, 2015, all right, title and interest in FEL in exchange for 4.5 million shares of common stock of Foothills.

In furtherance of the BDSA, Wilshire assigned FEL to Foothills Petroleum on its organization in exchange for 4.5 million shares of Foothills Petroleum, and Foothills Petroleum thereby acquired the Springs Prospect, owned by FEL, consisting of 38,120 contiguous acres, which the Company regards as a valuable multiple objective oil resource play in the Greater Green River Basin of Wyoming.

Alternus Capital Holdings Ltd.

Through Wilshire's assistance Foothills Petroleum entered into two agreements with Alternus whereby Foothills obtained a total of $1,000,000 of financing in the form of convertible notes that upon completion of the Share Exchange were converted, at $0.665 per share, into 1,503,759 shares of common stock of the Company. See notes 4, 8, 9 and 10 for additional discussion of the transactions with Alternus.

The foregoing descriptions of the BDSA and of the agreements with Alternus are summaries only that outline the principal terms of those documents and those descriptions are qualified in their entirety by reference to those agreements which are attached as exhibits to our Form 8-K filed with the Securities and Exchange Commission on June 10, 2016 and incorporated herein thereby.

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with our best interests.

Family Relationships

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers.

Director Independence

We do not currently have any independent directors.

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

On July 18, 2016, LBB & Associates Ltd. were dismissed as the independent registered public accounting firm for the Company. On July 18, 2016, the Company engaged RBSM, LLP, as its new independent registered public accounting firm.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2016, and December 31, 2015, for professional services rendered by LBB & Associates, Ltd., and was succeeded by RBSM, LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$42,000	(1)	$4,000	(2)
Tax Fees	-		10,500
All Other Fees	-		-
Total	$42,000		$14,500

(1)	Includes $42,000 in audit fees paid to RBSM, LLP.
(2)	Includes $4,000 in audit fees paid to LBB & Associates, Ltd.,

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange Agreement between Registrant and Foothills Petroleum, Inc., dated May 27, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 10, 2016)

3.1	Certificate of Incorporation of the registrant as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 27, 2013)

10.1	Form of Executive Employment Agreement between registrant and Ritchie Lanclos dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.2	Form of Executive Employment Agreement between registrant and Eleazar Ovalle dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.3	Services Agreement between registrant and Wilshire Energy Partners dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.4	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated December 23, 2015**

10.5	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated April 5, 2016**

10.6	Securities Purchase Agreement between Registrant and Berwin Trading Limited dated June 30, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 7, 2016)

10.7	Form of Convertible Promissory Note**

10.8	Form of Wilshire Warrant**

10.9	Business Development Services Agreement with Wilshire Energy Partners LLC and Aegis International LLC**

10.10	Executive Director Agreement between Foothills Petroleum, Inc. and Alex M. Hemb dated March 24, 2016**

10.11	Executive Director Agreement between Foothills Petroleum, Inc. and Christopher Jarvis dated March 24, 2016**

10.12	Form of Stock Purchase Agreement, dated as of May 2, 2016, between Shawn Clark, Christopher J. Dunkel, Glenn Petersen, Dena M. Womack, Tysen J. Kamin and Foothills Petroleum, Inc. (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 6, 2016)

10.13	Participation Agreement between registrant and Magna Operating, LLC (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.14	Purchase and Sale Agreement between Total Belief Limited and Foothills Exploration Operating, Inc.***

10.15	Form of Promissory Note issued to Total Belief Limited by registrant***

10.16	Form of Note Transfer and Assumption Agreement***

10.17	Purchase and Sale Agreement between Green Stone Capital Partners Limited and Foothills Exploration Operating, Inc.***

10.18	Debenture - Berwin Trading Limited (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 11, 2017)

10.19	Debenture - Full Wealth Investment Hong Kong Limited (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 11, 2017)

10.20	Offer Letter between registrant and Christopher Jarvis (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 6, 2017)

10.21	Offer Letter between registrant and Kevin J. Sylla (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 6, 2017)

21.1	Subsidiaries and indirect subsidiaries of Registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on June 10, 2016
***	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on January 6, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTHILLS EXPLORATION, INC.

Dated: April 14, 2017	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ B. P. Allaire	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 14, 2017
B. P. Allaire

/s/ Alex M. Hemb	Director	April 14, 2017
Alex M. Hemb

/s/ Christopher C. Jarvis	Executive Vice President of Finance and Director	April 14, 2017
Christopher C. Jarvis

