Form 10-Q
period 2017-03-31
FOOTHILLS EXPLORATION, INC.
filed 2017-05-15
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 333-190836

FOOTHILLS EXPLORATION, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	27-3439423
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

633 17th Street, Suite 1700-A Denver, Colorado 80202
(Address of Principal Executive Offices)

(720) 449-7478
(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of May 4, 2017, the issuer had 14,074,612 shares of its common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$385,768	$801,377
Accounts receivable	21,988	-
Prepaid expenses	426,946	49,140
Total Current Assets	834,702	850,517
Fixed assets, net	338,640	353,363
Restricted cash	240,000	240,000
Surety and performance bonds	295,000	295,000
Oil and gas property, net	11,345,451	11,198,411
Total Assets	$13,053,793	$12,937,291

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,225,148	$1,710,328
Related party payable	-	10,600
Accrued interest	50,486	-
Note payable – related party	1,250,000	-
Note payable	1,000,000	-
Contingent liabilities	213,372	213,372
Total Current Liabilities	3,739,006	1,934,300
Long-Term Liabilities
Long-term debt, net (unamortized debt discount of $285,670 and $0, respectively)	5,714,330	6,000,000
Asset retirement obligation	294,576	-
Total Liabilities	9,747,912	7,934,300

Stockholders’ Equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,074,612 and 13,779,612 shares issued and outstanding, respectively	1,407	1,378
Stock payable	57,639	51,397
Additional paid in capital	7,380,928	6,924,810
Accumulated deficit	(4,134,093)	(1,974,594)
Total stockholders’ equity	3,305,881	5,002,991
Total Liabilities and Stockholders’ Equity	$13,053,793	$12,937,291

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$73,894	$-

Operating expenses
Selling, general and administrative	831,753	208,750
Depreciation, depletion and amortization	18,369	-
Impairment of oil and gas properties	1,272,753	-
Total operating expenses	2,122,875	208,750

Loss from operations	(2,048,981)	(208,750)

Other income (expenses):
Interest expense	(110,518)	(11,967)
Total other income (expenses)	(110,518)	(11,967)

Loss from operations before income taxes	(2,159,499)	(220,717)

Provision for income taxes	-	-

Net Loss	$(2,159,499)	$(220,717)

Net loss per share – basic and diluted	(0.15)	(0.05)

Weighted average common shares – basic and diluted	13,970,001	4,500,000

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(2,159,499)	$(220,717)
Depreciation and amortization	18,369	-
Impairment of assets	1,272,753	-
Amortization of debt discount	57,134	-
Accretion of asset retirement obligation	2,917	-
Common stock and stock payable issued for services	202,067	-
Changes in operating assets and liabilities:
Prepaid expenses	(117,484)	97,250
Accounts payable and accrued liabilities	(485,180)	61,500
Accounts payable - related party	(10,600)	-
Accounts receivable	(21,988)	-
Accrued interest	50,486	11,967
Net cash used in operating activities	(1,191,025)	(50,000)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(1,474,584)	(20,000)
Net cash from investing activities	(1,474,584)	(20,000)

Cash Flows from Financing Activities
Proceeds from note payable - related party	1,250,000	-
Proceeds from note payable	1,000,000	-
Net cash provided by financing activities	2,250,000	-

Net decrease in cash and cash equivalents	(415,609)	(70,000)

Cash and Cash Equivalents, beginning of period	801,377	375,000

Cash and Cash Equivalents, end of period	$385,768	$305,000

Supplemental disclosures on cash flow information:
Prepaid expenses in shares	$260,322	$-
Asset Retirement Obligation	$291,659	$-
Debt discount	$342,804	$-

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2017

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

On May 27, 2016, we entered into a Share Exchange Agreement with shareholders of FPI whereby we acquired all of the outstanding shares of FPI in exchange for 4,500,000 shares of our common stock and also issued 1,503,759 shares of our common stock on automatic conversion of debt (please see discussion below under Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled. For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with FPI considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The FPI Shareholders obtained approximately 96% of voting control on the date of Share Exchange. FPI was the acquirer for financial reporting purposes and the Company was the acquired company. The condensed consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of FPI and the results of the Company from the acquisition date. All share and per share information in the accompanying condensed consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalization.

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

As consideration for an assignment of interest in and to the leases and the prospect, Foothills Petroleum Operating, Inc., a Nevada corporation and indirect wholly-owned subsidiary of the Company (“FPOI”), tendered to Magna Operating the purchase price in the amount of $144,000. This amount covered FPOI’s share of the land, lease, and administrative costs that Magna Operating incurred in generating and assembling the Labokay prospect as of November 15, 2016. As further consideration for an assignment of working interest in and to the leases, FPOI agreed to participate in the cost, risk, and expense of drilling the Labokay test well. The well was plugged and abandoned in February 2017.

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

Nature of Operations

FPI, the Company’s main operating subsidiary, was incorporated in Nevada in December 2015. Foothills is an independent oil and gas exploration company with a focus on the acquisition and development of oil and gas properties in the Rockies and Gulf Coast. Foothills seeks to acquire dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the “Business”).

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited with principal and interest due upon maturity on May 6, 2017. Subsequent to the period ending March 31, 2017 the Company and Berwin Trading Limited agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture;

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (collectively the “Debentures”) with principal and interest due upon maturity on or before May 5, 2017. The Company and Full Wealth Investment Hong Kong Limited have been in discussions to extend the term of this debenture upon terms that are comparable to those for the Berwin Trading Limited debenture and Full Wealth Investment Hong Kong Limited has acknowledged that its debenture is not deemed to be in default.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note accrues no interest during its term and is due and payable in full on or before its maturity date.

From its inception in December 2015 through the period ended March 31, 2017, Foothills produced limited revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2017, Foothills had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of March 31, 2017, Foothills had rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of the Ironwood prospect that are subject to drilling a well in 2017.

Note 2 – Going Concern

The Company has incurred an accumulated deficit of $4,134,093 through March 31, 2017, and had a working capital deficit of $2,904,304 at March 31, 2017. The Company is subject to those material risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

We are currently engaged in discussions with financing sources seeking more than $5 million intended to repay or refinance amounts due at the beginning of May 2017 and also provide the company additional working capital. Additionally, other prospects are being evaluated for acquisition and will likely need additional capital in the form of equity or debt, including possible bank debt that is significantly greater than $5 million. However, no assurance can be given that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Basis of Presentation and Functional Currency

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and are expressed in United States dollars (USD). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the period ended December 31, 2016 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports as noted in the Company's annual report on Form 10-K.

Exploration Stage

The Company has produced minimal revenues from its principal business and is still in the exploration stage. The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of March 31, 2017, the Company had rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of the Ironwood prospect that are subject to drilling a well in 2017, through its transaction with the shareholders of Foothills, its farmout agreement with Koch Exploration Company, and other acquisitions made by the Company since its inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amount on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and it does not believe it is exposed to any significant credit risk. As of March 31, 2017, the Company had no cash equivalents.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our condensed consolidated balance sheet. As of March 31, 2017, and December 31, 2016, the Company had restricted cash of $240,000 and $240,000 respectively; the $240,000 is being held in escrow for the benefit of the State of Utah for certain properties located in Utah.

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

As of March 31, 2017 the Company determined that no impairment was required for the period ended March 31, 2017 based on the guidance in Regulation S-X, Rule 4-10; SAB Topic 12.D; and FRC Section 406.01.c.

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

Office equipment – 3 years

Vehicle(s) – 5 years

Drilling and production equipment – 7 years

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1, defined as observable inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2, defined as inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 225,000 potentially dilutive shares, which include outstanding warrants, for the period ended March 31, 2017. The potential shares are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive.

Stock-Based Compensation

All share-based payments, including grants of stock to employees, directors and consultants, are recognized in the condensed consolidated financial statements based upon their estimated fair values.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet completed the analysis of how adopting this guidance will affect its condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company’s condensed consolidated financial statements if it enters into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 4.	Share Exchange Agreement

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation (“FPI”) acquired over 14.1 million pre-split (56.4 million post-split) shares of Key Link’s common stock from five persons constituting approximately 96% of our issued and outstanding shares (the “FPI Acquired Shares”). In conjunction with this purchase we incurred a charge of $316,035 for the purchase of these shares.

As of May 16, 2016, the Company effected a 4:1 forward split of its shares of common stock.

On May 27, 2016, the Company entered into a Share Exchange Agreement with the shareholders of FPI, whereby the Company acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of common stock of which 4,500,000 shares of common stock were issued to Wilshire Energy Partners, LLC, (“Wilshire”) and 1,503,759 of shares of common stock were issued to Alternus Capital Holdings Ltd., a British Virgin Islands company (“Alternus”) (the “Share Exchange”) for automatic conversion of debt. As a result of the Share Exchange, FPI became the Company’s wholly owned subsidiary and the FPI Acquired Shares were subsequently returned to treasury, deemed canceled and no longer outstanding.

The Company also exchanged warrants to purchase 700,000 shares of FPI’s common stock that were issued to Wilshire for a like amount of warrants to purchase shares of Key Link’s common stock (the “Wilshire Warrants”). The Wilshire Warrants:

●	have a term of five years;

●	are exercisable at $1.25 per share as to 100,000 shares;

●	are exercisable at $2.00 per share as to 200,000 shares;

●	are exercisable at $3.00 per share as to 400,000 shares;

●	do not have a cashless exercise feature; and

●	are not exercisable for one year from the date of issuance.

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

Note 5 – Fixed Assets

As of March 31, 2017, and December 31, 2016, fixed assets consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Computer equipment and fixtures	$22,453	$22,453
Vehicle	69,446	69,446
Drilling Equipment	265,578	265,578
Accumulated depreciation	(18,837)	(4,114)
Fixed assets, net	$338,640	$353,363

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $14,723 and $0, respectively.

Note 6 – Oil and Gas Properties

Upon organization of Foothills Petroleum Inc., on December 24, 2015, Wilshire Energy Partners, LLC, contributed its 100% membership interest in Foothills Exploration, LLC, a Wyoming limited liability company, to FPI in exchange for 4,500,000 shares of FPI’s common stock. At the time of contribution, Wilshire Energy Partners, LLC, had acquired and owned the rights to 38,120 acres of oil and gas leases in the State of Wyoming. On completion of the Share Exchange, effective May 27, 2016, Wilshire Energy Partners, LLC, exchanged its FPI shares for 4,500,000 shares of the Company’s common stock. As a result, the Company owns 100% of FPI and Foothills Exploration, LLC, is now a wholly owned indirect subsidiary of the Company that retains title to these oil and gas leases. This transaction is treated as the founding transaction by the Company. The asset was valued at $72,430 at the time of transfer based on costs associated with the payment of lease bonuses, fees and taxes paid during the formation of the asset.

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

On March 29, 2016, Foothills acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin, in return for covering certain costs of operation in the amount of $20,000, and to a share of the working interest in the leases. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprised of two seismic lines covering the Chevron/Echo – Greater Green River Basin. The asset is valued at $20,000 based on the agreement and consideration paid by the Company. During the three months ended March 31, 2017, the Company capitalized an additional $11,517 in costs related to this asset.

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

During the period ended March 31, 2017, the Company drilled a test well on Labokay to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. The well was plugged and abandoned. The Company recognized impairment of oil and gas property in amount of $1,272,753 during three month ended March 31, 2017.

On December 30, 2016, the Company acquired various oil and gas assets in Utah from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets included certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proven undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. This purchase provides us with an entry point into the Uinta Basin and a basis from which to seek other bolt-on acquisition opportunities in the Rockies. The transaction delivers a licensed and bonded operator in Utah having bonds in place with the BLM, State of Utah and BIA. Through the acquisition, Foothills also obtained six shut-in wells in the Natural Buttes Field, Utah. Three of these wells have already been worked over and brought back online with production averaging around 500 barrels per month during Q1 2017. The remaining three wells will be worked over in the coming months with the goal of bringing additional production back online.

The transaction provides Foothills with the rights to an agreement to acquire up to 6,000+ acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Tribal lands in the Uinta Basin. These properties provide in-field drilling potential, the ability to bring online shut-in wells and behind pipe development. Five shut-in wells located on fee lands in the Altamont-Bluebell Field that are undergoing title curative also have the potential to achieve near term production with stimulation and the addition of surface equipment. Furthermore, this acquisition delivers to the Company an additional 40% working interest in the Ladysmith Prospect covering 3,060 acres in the Greater Green River Basin, Wyoming, bringing the Company’s total working interest in the prospect from 35% (pre-acquisition) up to 75%. Lastly through this transaction, the Company also acquired 13,166,667 shares of common stock, constituting 55.63% of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two non-producing wells in the southern portion of the Greater Natural Buttes Field in Utah.

On December 30, 2016, concurrent with the TBL transaction, the Company also acquired the remaining 25% membership interests in TEPI from Green Stone Capital Partners Limited, a Cayman Islands limited liability company, in exchange for assumption of Greenstone’s proportionate share of TEPI obligations and liabilities.

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018, and accrues no interest during its term. $342,804 imputed interest was recorded as debt discount. $342,804 was determined using interest method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the three months ended March 31, 2017, we amortized $57,134 debt discount into interest expense.

During the three months ended March 31, 2017 and 2016, we capitalized an additional $1,474,584 and $20,000 of oil and gas properties, respectively.

Note 7 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2017	$-
Liabilities incurred during the period	291,659
Release of liabilities associated with the sale of oil properties	-
Liabilities settled during the year	-
Accretion	2,917
Asset retirement obligations, March 31, 2017	$294,576

Depletion expense for the three months ended March 31, 2017 and 2016 was $3,646 and $0, respectively.

Note 8 – Note Payable

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018, and accrues no interest during its term. $342,804 imputed interest was recorded as debt discount. $342,804 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the three months ended March 31, 2017, we amortized $57,134 debt discount into interest expense. The Company has reduced the value of its oil and gas properties in the proportion of the debt discount allocated to the note.

Effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on the above stated date. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of fund. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. As of March 31, 2017, the balance of accrued interest was $22,438. The Company and Full Wealth Investment Hong Kong Limited have been in discussions to extend the term of this debenture upon terms that are comparable to those for the Berwin Trading Limited debenture and Full Wealth Investment Hong Kong Limited has acknowledged that its debenture is not deemed to be in default.

Note 9 – Common Stock

On December 24, 2015, Foothills issued 4,500,000 shares of its common stock to Wilshire Energy Partners, LLC, as more fully discussed in Note 6 of these financial statements.

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

Effective April 1, 2016, Foothills appointed two directors to its board. Each director was granted 125,000 shares of its common stock (the “Foothills Directors Shares”), vesting according to the following schedule: (i) 40% vesting ninety (90) days from the appointment date; (ii) 20% vesting one hundred eighty (180) days from the appointment date; (iii) 20% vesting two hundred seventy (270) days following the appointment date; (iv) 20% vesting three hundred sixty (360) days following the Effective Date. As of March 31, 2017, 100,000 shares were issued to each director. From the date of the agreement until March 31, 2017, these shares were valued at an aggregate of $2,281. As of March 31, 2017, 50,000 common shares were issued for an aggregate of $616.

On May 2, 2016, FPI acquired 14,112,250 pre-split shares of the common stock of Key Link Assets Corp. (“Key Link” or the “Company”) from five persons constituting approximately 96% of our issued and outstanding shares (the “FPI Acquired Shares”). These shares were acquired for cash of $316,035, which was expensed in the period it was incurred.

As of May 16, 2016, Foothills effected a 4:1 forward split of its shares of common stock. All references to the number of shares issued and outstanding in these financial states have been retrospectively restated for the forward split.

The 14,112,250 pre-split shares were converted into 56,449,000 shares post-split, and were returned to treasury for cancellation. A total of 2,360,000 shares remained outstanding held by the shareholders of the merged public company post the reverse merger acquisition.

On May 2, 2016, after obtaining the FPI Acquired Shares, FPI caused the Company to appoint its two non-executive directors to the Board of the Company. These directors exchanged their rights to the FPI Directors Shares for Company shares having substantially the same terms and provisions. On May 2, 2016, the Company also granted 150,000 restricted shares of its common stock to its CEO as a part of his compensation package. The shares have the same vesting schedule as directors’ shares described above. As of March 31, 2017, 120,000 shares were issued to the Company’s CEO. From the date of the agreement until March 31, 2017, these shares were valued at $1,368. As of March 31, 2017, 30,000 common shares were issued for a total value of $370.

On May 27, 2016, we entered into a Share Exchange Agreement with the shareholders of FPI whereby we acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of our common stock, of which 4,500,000 shares of our common stock were issued to Wilshire Energy Partners, LLC, (“Wilshire”) and 1,503,759 of our shares of common stock were issuable to Alternus (“Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were to be returned to treasury, deemed canceled and no longer outstanding. We also exchanged warrants to purchase 700,000 shares of Foothills’ common stock, that were issued to Wilshire on May 4, 2016, for a like amount of warrants to purchase shares of the Company’s common stock (the “Wilshire Warrants”). The Wilshire Warrants:

●	have a term of five years;

●	are exercisable at $1.25 per share as to 100,000 shares;

●	are exercisable at $2.00 per share as to 200,000 shares;

●	are exercisable at $3.00 per share as to 400,000 shares;

●	do not have a cashless exercise feature; and

●	are not exercisable for one year.

On June 30, 2016, we entered into a Securities Purchase Agreement with Berwin Trading Limited, a British Virgin Islands company (“Berwin”), pursuant to which we sold and agreed to issue 3,007,519 shares of our common stock, $0.0001 par value, at a purchase price of $0.665 per share for an aggregate amount of $2,000,000.

On December 30, 2016, we issued 2,083,334 shares of common stock in connection with the TBL acquisition (see Note 6), at a purchase price of $1.83 per share for an aggregate amount of $3,812,500.

During three months ended March 31, 2017, the Company issued 175,000 shares of common stock to various third parties for services, valued at $359,500.

As of March 31, 2017, the Company had 14,074,612 shares of common stock issued and outstanding.

Restricted Stock Units (RSUs)

Effective August 11, 2016, and on August 15, 2016, Foothills granted Mr. Lanclos 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 vested 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of March 31, 2017, these shares were valued at $42,586. As of March 31, 2017, 20,000 shares were issued Mr Lanclos in the amount of $13,400.

On August 15, 2016, Foothills also granted Mr. Ovalle 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vested 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of March 31, 2017, these shares were valued at $41,852. As of March 31, 2017, 20,000 shares were issued Mr. Ovalle in the amount of $13,400.

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

The fair value of all warrants was determined to be $2,144 on May 27, 2016, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 120%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

The following table summarizes all stock warrant activity for the three months ended March 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	1,025,000	2.32	4.42
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2017	1,025,000	$2.32	4.42
Exercisable, March 31, 2017	-	$-	-

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

On February 27, 2017, the Company granted to Mr. Christopher Jarvis options to purchase 400,000 common shares at a strike price of $1.99 per share, vesting quarterly over two years commencing with the first quarter following the 90-day probationary period.

The fair value of 400,000 options was determined to be $616,055 on February 27, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 129%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

On February 27, 2017, the Company granted to Mr. Kevin Sylla options to purchase 1,200,000 common shares at a strike price of $1.99 per share, vesting quarterly over the term of three years.

The fair value of 1,200,000 options was determined to be $1,986,902 on February 27, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 129%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 7 years.

The following table summarizes all stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	450,000	3.00	9.39
Granted	1,600,000	1.99	6.42
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2017	2,050,000	$2.21	7.01
Exercisable, March 31, 2017	-	$-	-

Note 10 – Related Party Transactions

Wilshire Energy Partners, LLC, and Aegis International, LLC

Effective as of December 18, 2015, in connection with the then formation and organization of Foothills Petroleum Inc., Wilshire Energy Partners, LLC (“Wilshire”), Aegis International, LLC (“Aegis”), and Foothills entered into a Business Development Services Agreement (“BDSA”). Under the BDSA the parties agreed that:

1.	Wilshire would transfer its 100% membership interest in Foothills Exploration LLC, a Wyoming limited liability company (“FEL”) to Foothills, and that Foothills would issue 4.5 million shares of its common stock to Wilshire on its organization or as soon thereafter as may be practicable.

2.	Wilshire would endeavor in good faith, with the assistance of Aegis, to obtain $3 million to $3.5 million of financing in the form of equity and/or convertible notes to implement the business plan that was under formation on behalf of Foothills.

3.	Aegis would perform the following business development services:

●	provide senior management principally in the form of services of B.P. Allaire;

●	deliver or oversee administrative services on day to day basis;

●	assist in securing a chief financial officer;

●	formulate, craft and deliver a detailed business plan including forecasts;

●	formulate or assist in formulating, budgets and other financial information;

●	recruit or assist in recruiting experienced executive directors with proven track records whose backgrounds will be attractive to the oil and gas community and potential investors;

●	create and deliver a website that depicts the Foothills operations; and

●	provide such other services as may be appropriate and necessary to implement and execute upon the business plan of Foothills.

4.	For its services as outlined under the BDSA, Foothills would pay to Aegis from funds received, $150,000 through December 31, 2016, (the “Foothills Initial Organizational Term”). As of December 31, 2016, this payment was made in full.

5.	Following the Foothills Initial Organizational Term, Foothills on an at-will basis shall pay B.P. Allaire $5,000 per month for his services as chief operating officer and executive director, on terms subject to cancellation, on 30 days’ notice, by either of Foothills or B.P. Allaire. Effective January 1, 2017, the Company increased Mr. Allaire’s salary to $10,000 per month.

6.	Wilshire would assign, effective no later than December 29, 2015, all right, title and interest in FEL in exchange for 4.5 million shares of common stock of Foothills.

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

On December 30, 2016, Foothills, through its indirect wholly owned subsidiary Foothills Exploration Operating, Inc. (“FEOI”), entered into a purchase and sale agreement with Total Belief Limited (see Note 1). As a result of the purchase and sale agreement the Company acquired a $10,600 related party payable due to Equipment Solutions, Inc., which is owned by a director of the Company, Alex Hemb. As of March 31, 2017, the balance was paid off.

Berwin Trading Limited

Effective January 6, 2017, the Company borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on the above stated date. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. As of March 31, 2017, the balance of accrued interest was $28,048.

Subsequent to the period ending March 31, 2017 the Company and Berwin Trading Limited agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture.

Note 11 – Commitments and Contingencies

Management Additions and Changes

On March 3, 2017, the Company announced the appointment of Christopher Jarvis and Kevin J. Sylla to its senior management team. Mr. Jarvis is a current Director of Foothills Exploration and FPI and has taken on the full-time role of Executive Vice President of Finance for the Company and Vice President of Risk Management for FPI. Mr. Sylla has been appointed Director and Chief Executive Officer of FPI, which oversees the Company’s oil and gas operations. These appointments reinforce the Company’s team of oil and gas industry professionals.

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

Legal proceedings

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by Tiger Energy Operating, LLC (TEO), concerning the workover of wells in Duchesne County, Utah. SCI Welding was granted a judgment in the amount of $67,470 on April 27, 2016. A garnishment was filed by SCI resulting in their collection of $17,063 prior to our acquisition of TEO. Presently, writs of execution have been issued against TEO properties in Duchesne and Uintah Counties, Utah. In addition, the writs seek execution upon various land parcels in Duchesne and Uintah Counties, Utah. As of December 31, 2016, the Company recorded a contingent liability in the amount of $53,407.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by the Plaintiffs. The matter remains unresolved as of the filing of this report. As of December 31, 2016, the Company recorded a contingent liability in the amount of $159,965.

Peak Well Service, LLC

Peak Well Service, LLC, filed mechanics and materialman’s liens against the Wilkins, Rust 2 Well, Dye Hall 2, Rust 3, and Josie 1 wells for unpaid accounts in connection with work performed on these wells. During the three months ended March 31, 2017, both parties agreed to settle this legal action with a payment of $120,000 from the Company to Peak Well Service, LLC. As of March 31, 2017, the settlement has been satisfied and the liens have been released.

Other than as noted above, we are not currently a party to any other material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Note 12.	Subsequent Events

Subsequent to the period ending March 31, 2017 the Company and Berwin Trading Limited agreed to extend the maturity date of a debenture in the amount of $1,250,000, originally made on December 30, 2016 and funded on January 6, 2017, with interest accruing at a rate of 9% per annum and principal and interest due at the original maturity of May 6, 2017. The parties agreed that the debenture will become due and payable on June 20, 2017, and the interest charged on the debenture will increase from 9% per year to 13.5% per year for the life of the debenture.

Effective May 1, 2017, we signed a 39-month lease for our Denver corporate office and effective April 1, 2017, we signed a 37-month lease for our Houston division office.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “predict,” “project,” “should” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling program, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this prospectus and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

●	our business strategy;

●	our reserves or reserves that may expect to develop;

●	our cash flows and liquidity;

●	our financial strategy, budget, projections and operating results;

●	oil and natural gas prices that we may realize;

●	the timing and amount of future production of oil and natural gas;

●	the availability of drilling and production equipment;

●	the availability of oil field labor;

●	the amount, nature and timing of capital expenditures, including future exploration and development costs;

●	the availability and terms of capital;
25

●	our drilling of wells;

●	government regulation and taxation of the oil and natural gas industry;

●	our marketing of oil and natural gas;

●	our exploitation projects or our ability to make property acquisitions on terms that meet our acquisition criteria;

●	our costs of exploiting and developing our properties and conducting other operations;

●	general economic conditions;

●	competition in the oil and natural gas industry;

●	the effectiveness of our risk management and hedging activities;

●	environmental liabilities;

●	our future operating results;

●	estimated future reserves and the present value thereof; and

●	our plans, objectives, expectations and intentions contained in this report that are not historical.

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

Unless otherwise noted, the terms “Foothills Exploration”, the “Company”, “we”, “us”, and “our” refer to the ongoing business operations of Foothills Exploration, Inc. and our wholly-owned subsidiary, Foothills Petroleum, Inc., as well as, the past operations of Foothills Petroleum, Inc. The terms “Key Link Assets Corp.” or “Key Link” refer to the operations of Key Link Assets Corp. prior to May 27, 2016.

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

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston to support the division’s staff. The Company’s Exploration Division consists of geologists and petroleum engineers engaged in the exploration and development of hydrocarbons and tasked with building a portfolio of high impact exploration projects in the Gulf Coast region.

Overview

Foothills Exploration is an independent oil and gas exploration company engaged in the acquisition and development of oil and natural gas properties, through its wholly-owned subsidiary, Foothills Petroleum, Inc. (“FPI”). FPI is focused on acquiring producing and developmental properties in the Rockies and Gulf Coast regions. FPI seeks to acquire non-core, dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the “Business”).

On December 31, 2015, FPI acquired the rights to 38,120 acres of oil and gas property in the state of Wyoming, through Foothills Exploration, LLC, a wholly owned subsidiary acquired by FPI upon its organization in December 2015.

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited with principal and interest due upon maturity on May 6, 2017. Subsequent to the period ending March 31, 2017 the Company and Berwin Trading Limited agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture;

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (collectively the “Debentures”) with principal and interest due upon maturity on or before May 5, 2017. The Company and Full Wealth Investment Hong Kong Limited have been in discussions to extend the term of this debenture upon terms that are comparable to those for the Berwin Trading Limited debenture and Full Wealth Investment Hong Kong Limited has acknowledged that its debenture is not deemed to be in default; and

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note accrues no interest during its term and is due and payable in full on or before its maturity date.

From its inception in December 2015 through March 31, 2017, Foothills generated $73,894 in revenue from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills’ operations were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

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

Through this acquisition from New Times, the Company also obtained six shut-in wells in the Natural Buttes Field, Utah. After the acquisition, these wells were worked over and brought back online with production averaging around 500 barrels per month in Q1 2017. The Company plans to work over the remaining four wells in the coming months.

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

Lastly, through this acquisition, the Company also acquired 13,166,667 shares of common stock, constituting 55.63% of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two wells in the southern portion of the Greater Natural Buttes Field in Utah. These two wells are not currently producing.

A third party independent study conducted on behalf of the Company in Q4 2016 estimates a total of 1.28 million barrels of net proved reserves for the Uinta Basin properties from the Green River and Wasatch Formations.

To acquire these assets, the Company paid a total consideration of $10.75 million in a combination of cash, stock and promissory note consisting of:

●	$750,000 cash;

●	2,083,334 shares of the Company’s restricted common stock valued by the parties at $4,000,000 at an agreed upon price per share of $1.92; and a

●	Promissory note in the principal amount of $6,000,000 due and payable in full 18 months from December 30, 2016 and accruing no interest during its term.

For financial accounting purposes the 2,083,334 shares were valued at the closing market price on the day of the transaction, which was $1.83, accordingly the shares were presented at a value of $3,812,501 on the Company’s financial statements on December 30, 2016.

Market Environment

Oil pricing has declined significantly from a 2014 high of over $120 a barrel and have, in the opinion of the Company, created attractive new opportunities to acquire oil and gas assets at what we believe to be favorable pricing. The International Energy Agency recently highlighted that capital expenditures on new energy (exploration) declined 16% year-over-year in 2014, followed up by another 20% decline year-over-year in 2015. With oil prices falling below $30 a barrel at one point in 2016, and WTI trading at about $45 a barrel on May 4, 2017, the Company currently anticipates a 3rd consecutive year of material spending cutbacks for new supply globally.

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

Tiger Energy Operating, LLC

Tiger Energy Operating, LLC, (“TEO”) is a licensed and bonded oil and gas operator in the state of Utah. TEO is the operator of record for a total of six oil and gas wells situated on 280 acres in the Duck Creek area of the Altamont Bluebell field. In late 2015 and early 2016 these wells were shut-in due to financial issues with the previously owner. Recent work over operations have yielded oil production from the Green River formation from three wells brought back online in Q1 2017, which delivered total revenues of about $73,677. Additional work over operations are presently underway on the remaining three wells to bring them back into producing status during 2017. TEO has cash and surety bonds in place with the Bureau of Land Management, Bureau of Indian Affairs and Utah Department of Natural Resources Division of Oil, Gas and Mining that are valued at about $295,000.

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

Labokay Prospect

Labokay is an “amplitude versus offset” (“AVO”) oil play in Southwestern Louisiana targeting the Frio Nododaria Blanpiedi Sand. On February 14, 2017, the Company announced that it had reached total depth in its Labokay Prospect well located in Calcasieu Parish, Louisiana. The well was drilled to a total measured depth of 8,795 feet where hydrocarbon shows were present, but not in commercial quantities to warrant completion. The well has been plugged and abandoned as required. The Company estimates well costs incurred or to be incurred for the Labokay at approximately $1.3 million, including plugging and abandonment liability.

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

Acquiring additional assets and companies throughout Rockies

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

Leasing of Prospective Acreage

In the course of our day-to-day business, the Company regularly identifies drilling and development opportunities on additional acreage in its areas of interest that have not yet been leased. Subject to securing additional capital, the Company may take the initiative to lease prospective acreage in our areas of interest and may sell all or any portion of our leased acreage to other companies seeking to participate in the drilling and development of the prospect acreage.

Government Regulations

Governmental Regulation and Environmental Consideration

The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters. The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we currently own and/or may acquire in the future. Federal income and “windfall profit” taxes have in the past affected the economic viability of such properties. The following discussion provides a brief overview of potential state and federal regulations. Because Foothills to date has acquired specific properties, and because of the wider range of activities in which the Company expects to participate, management believes that it is not practical currently to set forth in detail the potential impact federal and state regulations may have on our operations.

The Department of Energy

The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977. Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE). The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation. The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC’s responsibility for natural gas regulation.

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

Title to Properties

Foothills owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, we anticipate that a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Foothills will conduct a title examination and attempt to cure extremely significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate. Foothills properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Foothills’ Utah properties acquired from Total Belief Limited on December 30, 2016, are subject to a certain Bureau of Indian Affairs (“BIA”) Administrative Appeal and a Ute Indian Tribe Global Settlement Agreement, each of which does or may affect title to some, all or none of the properties acquired. Foothills is currently attempting to cure title on said properties, subject to the outcome of the BIA Administrative Appeal, which is still ongoing as of May 15, 2017. To the extent that such defects or disputes exist and cannot be cured, Foothills would suffer title failures, which could result in property valuation impairments and other material adverse consequences to the operations of the company.

Corporate Headquarters and Subsidiary Locations

We are headquartered in Denver, Colorado, where we have a 4,295 sq. ft. corporate office. We also have a 1,532 sq. ft. division office in Houston, Texas, and our indirect subsidiary also maintains a 1,500 sq. ft. office in Woodland Hills, California. Effective May 1, 2017, we signed a 39-month lease for our Denver corporate office and effective April 1, 2017, we signed a 37-month lease for our Houston division office. Our California offices are rented on a month-to-month basis. Total combined rent for all three locations is approximately $16,577 per month and the Company deems them to be adequate for our current operations.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue

We had revenue of $73,894 for the three months ended March 31, 2017, and no revenues for the three months ended March 31, 2016. We can provide no assurance that we will commence drilling and revenue producing operations or that such drilling and revenue operations, if commenced, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. During the three months ended March 31, 2017 and 2016, we incurred $831,753 and $208,750 in selling, general and administrative expenses $18,369 and $0 in depreciation, depletion and amortization and $1,272,753 and $0 in impairment of oil and gas properties related to abandonment of Labokay, respectively. The increase in selling and administrative expenses is primarily attributed to the increase of development of newly acquired wells on December 30, 2016.

Other Expenses

Interest expenses for the three months ended March 31, 2017 and 2016, were $110,518 and $11,967, respectively. The increase in interest expense is primarily attributed to new notes entered into for the three months ended March 31, 2017.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2017 and 2016, we recorded a net loss of $2,159,499 and $220,717, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred an accumulated loss of $4,134,093 through March 31, 2017, and have a working deficit of $2,904,304 at March 31, 2017. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000.

Management believes that its existing cash on hand will only be sufficient to fund its operations for a short period of time. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company’s efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2017 and 2016, we used $1,191,025 and $50,000 of cash in operating activities, respectively. Non-cash adjustments included $1,272,753 and $0 related to assets written off, $202,067 and $0 related to stock compensation expense, $57,134 and $0 related to amortization of debt discount, $18,369 and $0 in depreciation and amortization, $2,917 and $0 related to accretion of asset retirement obligation and net changes in operating assets and liabilities of ($584,766) and $170,717, respectively.

Investing Activities

During the three months ended March 31, 2017, we used $1,474,584 net cash in investing activities for acquisition of an oil and gas property. During the three months ended March 31, 2016, we acquired $20,000 in oil and gas property.

Financing Activities

During the three months ended March 31, 2017, we received $1,250,000 in proceeds from issuance of related party note payable and $1,000,000 in proceeds from issuance of note payable. During the three months ended March 31, 2016, we received no cash from financing activities.

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

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to the following legal proceedings:

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by Tiger Energy Operating, LLC (TEO), concerning the workover of wells in Duchesne County, Utah. SCI Welding was granted a judgment in the amount of $67,470 on April 27, 2016. A garnishment was filed by SCI resulting in their collection of $17,063 prior to our acquisition of TEO. Presently, writs of execution have been issued against TEO properties in Duchesne and Uintah Counties, Utah. In addition, the writs seek execution upon various land parcels in Duchesne and Uintah Counties, Utah.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by the Plaintiffs. The matter remains unresolved as of the filing of this report.

Peak Well Service, LLC

Peak Well Service, LLC, filed mechanics and materialman’s liens against the Wilkins, Rust 2 Well, Dye Hall 2, Rust 3, and Josie 1 wells for unpaid accounts in connection with work performed on these wells. During the three months ended March 31, 2017, both parties agreed to settle this legal action with a payment of $120,000 from the Company to Peak Well Service, LLC. As of March 31, 2017, the settlement has been satisfied and the liens have been released.

Other than as noted above, we are not currently a party to any other material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Current Report on Form 10-K filed on April 14, 2017, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued 175,000 shares of common stock for services rendered in the amount of $359,500.

During the three months ended March 31, 2017, the Company issued 120,000 shares of common stock for services to CEO and directors in the amount of $27,786.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Foothills Exploration, Inc. **

10.1	Share Exchange Agreement between Registrant and Foothills Petroleum, Inc., dated May 27, 2016**

10.2	Securities Purchase Agreement between Registrant and Berwin Trading Limited dated June 30, 2016**

10.3	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated December 23, 2015**

10.4	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated April 5, 2016**

10.5	Form of Convertible Promissory Note**

10.5	Form of Wilshire Warrant**

10.6	Form of Zhuge Liang Warrant **

10.7	Business Development Services Agreement with Wilshire Energy Partners LLC and Aegis International LLC**
10.8	Executive Director Agreement between Foothills Petroleum, Inc. and Alex M. Hemb dated March 24, 2016**

10.9	Executive Director Agreement between Foothills Petroleum, Inc. and Christopher Jarvis dated March 24, 2016**
38

No.	Description
10.10	Executive Employment Agreement between registrant and Ritchie Lanclos dated August 11, 2016**

10.11	Executive Employment Agreement between registrant and Eleazar Ovalle dated August 15, 2016**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

* Filed herewith.

** Previously filed.

*** Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017	FOOTHILLS EXPLORATION, INC.

	By:	/s/ B.P. Allaire
B.P. Allaire
Chief Executive Officer

40