Form 10-Q
period 2017-06-30
FOOTHILLS EXPLORATION, INC.
filed 2017-08-14
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of August 11, 2017, the issuer had 14,484,612 shares of its common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$637	$801,377
Accounts receivable	12,624	-
Prepaid expenses	435,574	49,140
Total Current Assets	448,835	850,517
Other Assets:
Fixed assets, net	323,858	353,363
Restricted cash	240,000	240,000
Surety and performance bonds	295,000	295,000
Oil and gas property, net	11,552,801	11,198,411
Total Assets	$12,860,494	$12,937,291

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,493,801	$1,710,328
Related party payable	-	10,600
Accrued interest	48,224	-
Accrued interest – related party	81,370	-
Notes payable - related party	1,250,000	-
Notes payable	1,000,000	-
Convertible note payable	50,000	-
Deferred rent	10,780	-
Contingent Liabilities	213,372	213,372
Total Current Liabilities	4,147,547	1,934,300
Long-Term Liabilities:
Long-term debt, net (unamortized debt discount of $228,536 and $0, respectively)	5,771,464	6,000,000
Asset retirement obligation	297,493	-
Total Liabilities	10,216,504	7,934,300

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,459,612 and 13,779,612 shares issued and outstanding, respectively	1,446	1,378
Stock subscription receivable	(35,000)	-
Stock payable	64,247	51,397
Additional paid in capital	8,005,168	6,924,810
Accumulated deficit	(5,391,871)	(1,974,594)
Total stockholders’ equity	2,643,990	5,002,991
Total Liabilities and Stockholders’ Equity	$12,860,494	$12,937,291

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$25,060	$-	$98,954	$-

Operating expenses
Selling, general and administrative	1,114,788	651,378	1,946,541	860,128
Depreciation, depletion and amortization	18,428	-	36,797	-
Impairment of oil and gas properties	10,465	-	1,283,218	-
Total operating expenses	1,143,681	651,378	3,266,556	860,128

Loss from operations	(1,118,621)	(651,378)	(3,167,602)	(860,128)

Other income (expenses):
Interest expense	(139,157)	(16,043)	(249,675)	(28,010)
Total other expenses	(139,157)	(16,043)	(249,675)	(28,010)

Net Loss	$(1,257,778)	$(667,421)	$(3,417,277)	$(888,138)

Net loss per share – basic and diluted	$(0.09)	$(0.11)	$(0.24)	$(0.17)

Weighted average common shares – basic and diluted	14,181,865	6,047,723	14,076,518	5,273,862

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Six Months Ended	For Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	$(3,417,277)	$(888,138)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	36,797	-
Impairment of assets	1,283,218	-
Amortization of debt discount	114,268	-
Accretion of asset retirement obligation	5,834	-
Common stock issued and stock payable for services	587,954	9,250
Deferred rent	10,780	-
Changes in operating assets and liabilities:
Prepaid expenses	(126,112)	165,833
Accounts receivable	(12,624)	-
Accounts payable and accrued liabilities	(216,527)	29,647
Accounts payable - related party	(10,600)	-
Accrued interest	48,224	28,801
Accrued interest – related party	81,370	-
Net cash used in operating activities	(1,614,695)	(654,607)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(1,696,045)	(33,243)
Net cash used in investing activities	(1,696,045)	(33,243)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	1,250,000	-
Proceeds from notes payable	1,000,000	400,000
Proceeds from convertible note payable	50,000	-
Proceeds from sales of common stock	210,000	-
Net cash provided by financing activities	2,510,000	400,000

Net decrease in cash and cash equivalents	(800,740)	(287,850)

Cash and Cash Equivalents, beginning of period	801,377	375,000

Cash and Cash Equivalents, end of period	$637	$87,150

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Prepaid expenses in shares	$260,322	$2,144
Asset retirement obligation	$291,659	$-
Debt discount	$342,804	$-
Stock issued for conversion of notes payable	$-	$1,000,000
Accrued interest forgiven by related party	$-	$28,801
Accounts payable settled with restricted cash	$-	$25,000

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2017

(Unaudited)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Business

Foothills Exploration, Inc., (“Company”, “Foothills Exploration” or “Foothills”) was incorporated in the State of Delaware on May 13, 2010, under the name of “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation (“FPI”), acquired over 14.1 million pre-split (56.4 million post-split) shares of the Company’s common stock constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”). As of May 16, 2016, we effected a 4:1 forward split of our shares of common stock.

On May 27, 2016, the Company entered into a Share Exchange Agreement with shareholders of FPI whereby we acquired all of the outstanding shares of FPI in exchange for 4,500,000 shares of our common stock and also issued 1,503,759 shares of our common stock on automatic conversion of debt (please see discussion below under Overview) for an aggregate of 6,003,759 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury and deemed cancelled. For accounting purposes, this transaction is being accounted for as a reverse acquisition and has been treated as a recapitalization of the Company with FPI considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The completion of the Share Exchange resulted in a change of control. The FPI Shareholders obtained approximately 96% of voting control on the date of Share Exchange. FPI was the acquirer for financial reporting purposes and the Company was the acquired company. The condensed consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of FPI and the results of the Company from the acquisition date. All share and per share information in the accompanying condensed consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalization.

Prior to the Share Exchange, the Company had minimal assets and recognized no revenues from operations, and were accordingly classified as a shell company. On June 24, 2016, the Company filed an amendment to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule 12b-2 of the Exchange Act. In light of closing the Share Exchange transaction with the shareholders of FPI, the Company became actively engaged in oil and gas operations through its wholly owned subsidiary.

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

On December 30, 2016, the Company also acquired the remaining 25% membership interest in Tiger Energy Partners International, LLC (“TEPI”) from Green Stone Capital Partners Limited, a Cayman Islands limited liability company, in exchange for assumption of Greenstone’s proportionate share of TEPI obligations and liabilities.

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

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited (“Berwin”) with principal and interest due upon maturity on May 6, 2017. On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. The Company and Berwin have been in discussions to extend the term of this debenture and the Company believes it will either extend or repay the obligation to the satisfaction of Berwin.

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (“Full Wealth”) with principal and interest due upon maturity on or before May 5, 2017. On May 18, 2017, Full Wealth sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth acquired this note back from Gold Class and the Company issued a new debenture with a 60-day term and 10% interest per annum to Full Wealth.

Subsequent to the period ended June 30, 2017 on August 9, 2017, a bridge note was issued to Profit Well Limited, a Hong Kong limited liability company, in the principal amount of $1,050,000, bearing an annual interest rate of 13.5%, maturing September 8, 2017 (the “Bridge Note”). Proceeds of this Bridge Note are intended to be used to retire the debenture issued to Full Wealth. Full Wealth has acknowledged that the Company’s obligations under the Debenture dated June 1, 2017 will not be in default if paid in full by the proceeds of the Bridge Note.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note accrues no interest during its term and is due and payable in full on or before its maturity date.

From its inception in December 2015 through the period ended June 30, 2017, Foothills produced limited revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2017, Foothills had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of June 30, 2017, Foothills had rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of the Ironwood prospect that are subject to drilling a well in 2017.

Going Concern

The Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $5,391,871 at June 30, 2017, and incurred a net loss of $3,417,277, and utilized net cash of $1,614,695 in operating activities for the six-month period then ended. These factors raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimate and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in impairment testing of long term assets, accruals for potential liabilities and valuing equity instruments issued for services. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our condensed consolidated balance sheet. As of June 30, 2017 and December 31, 2016, the Company had restricted cash of $240,000 and $240,000, respectively; this amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah.

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

As of June 30, 2017, the Company determined that no impairment was required for the period then ended based on the guidance in Regulation S-X, Rule 4-10; SAB Topic 12.D; and FRC Section 406.01.c.

Capitalization of Fixed Assets

The Company capitalizes expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost, acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

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

As of June 30, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 225,000 potentially dilutive shares, which include outstanding warrants, for the period ended June 30, 2017. The potential shares are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive.

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

Note 2 – Fixed Assets

As of June 30, 2017, and December 31, 2016, fixed assets consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Computer equipment and fixtures	$22,453	$22,453
Vehicle	69,446	69,446
Drilling Equipment	265,578	265,578
Accumulated depreciation	(33,619)	(4,114)
Fixed assets, net	$323,858	$353,363

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $14,782 and $0, respectively. Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $29,505 and $0, respectively.

Note 3 – Oil and Gas Properties

Upon organization of Foothills Petroleum Inc. (“FPI”), on December 24, 2015, Wilshire Energy Partners, LLC, contributed its 100% membership interest in Foothills Exploration, LLC, a Wyoming limited liability company, to FPI in exchange for 4,500,000 shares of FPI’s common stock. At the time of contribution, Wilshire Energy Partners, LLC, had acquired and owned the rights to 38,120 acres of oil and gas leases in the State of Wyoming. On completion of the Share Exchange, effective May 27, 2016, Wilshire Energy Partners, LLC, exchanged its FPI shares for 4,500,000 shares of the Company’s common stock. As a result, the Company owns 100% of FPI and Foothills Exploration, LLC, is now a wholly owned indirect subsidiary of the Company that retains title to these oil and gas leases. This transaction is treated as the founding transaction by the Company. The asset was valued at $72,430 at the time of transfer based on costs associated with the payment of lease bonuses, fees and taxes paid during the formation of the asset.

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

On March 29, 2016, Foothills acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin, in return for covering certain costs of operation in the amount of $20,000, and to a share of the working interest in the leases. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprised of two seismic lines covering the Chevron/Echo – Greater Green River Basin. The asset is valued at $20,000 based on the agreement and consideration paid by the Company. During the three and six months ended June 30, 2017, the Company capitalized an additional $651 and $12,169 in costs related to this asset.

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

During the period ended June 30, 2017, the Company drilled a test well on Labokay to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. The well was plugged and abandoned. The Company recognized impairment of oil and gas property in amount of $1,283,218 during six months ended June 30, 2017.

On December 30, 2016, the Company acquired various oil and gas assets in Utah from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets included certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proven undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. This purchase provides us with an entry point into the Uinta Basin and a basis from which to seek other bolt-on acquisition opportunities in the Rockies. The transaction delivers a licensed and bonded operator in Utah having bonds in place with the BLM, State of Utah and BIA. Through the acquisition, Foothills also obtained six shut-in wells in the Natural Buttes Field, Utah. Three of these wells have already been worked over and brought back online with production averaging around 547 barrels during Q2 2017.  The remaining three wells will be equipped and worked over in the coming months with the goal of bringing additional production back online.

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

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018, and accrues no interest during its term. $342,804 imputed interest was recorded as debt discount. $342,804 was determined using the imputed interest method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the three and six months ended June 30, 2017, we amortized $57,134 and $114,268 debt discount into interest expense.

During the six months ended June 30, 2017 and 2016, we capitalized an additional $1,696,045 and $33,243 of oil and gas properties, respectively.

Note 4 – Asset Retirement Obligation

The Company’s asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2017	$-
Liabilities incurred during the period	291,659
Release of liabilities associated with the sale of oil properties	-
Liabilities settled during the year	-
Accretion	5,834
Asset retirement obligations, June 30, 2017	$297,493

Depletion expense for the three and six months ended June 30, 2017 was $3,646 and $7,292, respectively.

Note 5 – Notes Payable

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018, and accrues no interest during its term. $342,804 imputed interest was recorded as debt discount. $342,804 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the three months and six months ended June 30, 2017, we amortized $57,134 and $114,268 debt discount into interest expense. The Company has reduced the value of its oil and gas properties in the proportion of the debt discount allocated to the note.

Effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of fund. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. As of June 30, 2017, the balance of accrued interest was $47,945. During the three months and six months ended June 30, 2017, we recorded interest expense in the amount of $25,507 and $47,945, respectively.

Subsequent to the period ended June 30, 2017 and on August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company and an unrelated party. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were received by the Company on August 10, 2017, and were primarily used to repay full wealth for the debenture dated June 1, 2017.

Note 6 – Notes Payable, Related Party

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. The Company and Berwin have been in discussions to extend the term of this debenture and the Company believes it will either extend or repay the obligation to the satisfaction of Berwin. As of June 30, 2017, the balance of accrued interest was $81,370. During the three months and six months ended June 30, 2017, the Company recorded interest expense in the amount of $53,322 and $81,370, respectively.

Note 7 – Convertible Note Payable

On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note.

Note 8 – Common Stock

Effective April 1, 2016, Foothills appointed two directors to its board. Each director was granted 125,000 shares of its common stock (the “Foothills Directors Shares”), vesting according to the following schedule: (i) 40% vesting ninety (90) days from the appointment date; (ii) 20% vesting one hundred eighty (180) days from the appointment date; (iii) 20% vesting two hundred seventy (270) days following the appointment date; (iv) 20% vesting three hundred sixty (360) days following the Effective Date. As of June 30, 2017, 125,000 shares were issued to each director. As of June 30, 2017, 250,000 common shares were issued to directors for a total value of $2,500 in aggregate.

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

On May 2, 2016, after obtaining the FPI Acquired Shares, FPI caused the Company to appoint its two non-executive directors to the Board of the Company. These directors exchanged their rights to the FPI Directors Shares for Company shares having substantially the same terms and provisions. On May 2, 2016, the Company also granted 150,000 restricted shares of its common stock to its CEO as a part of his compensation package. The shares have the same vesting schedule as directors’ shares described above. As of June 30, 2017, 150,000 common shares were issued to the Company’s CEO for a total value of $1,500 in aggregate.

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

On May 31, 2017, we entered into securities purchase agreements with two investors whereby we sold 200,000 units at a purchase price of $1.00 per unit for an aggregate amount of $200,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party.

In June 2017, we entered into securities purchase agreements with two investors whereby we sold 45,000 units at a purchase price of $1.00 per unit for an aggregate amount of $45,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. As of June 30, 2017, we recorded $35,000 in stock subscriptions receivable and received the cash balance in July 2017.

Each of the purchasers is an accredited investor within the meaning of the federal securities laws. The Company paid no brokerage, commission or finder’s fee in connection with these transactions. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

During the six months ended June 30, 2017, the Company issued 275,000 shares of common stock to various third parties for services, valued at $453,500.

As of June 30, 2017, the Company had 14,459,612 shares of common stock issued and outstanding.

Restricted Stock Units (RSUs)

Effective August 11, 2016, and on August 15, 2016, Foothills granted Mr. Lanclos 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 vested 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of June 30, 2017, these RSU’s were valued at $59,290. As of June 30, 2017, 40,000 shares were issued to Mr. Lanclos valued at $26,800.

On August 15, 2016, Foothills also granted Mr. Ovalle 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 shall vested 180 days from August 15, 2016, (ii) another 20,000 shall vest 270 days from August 15, 2016, and (iii) the remaining 60,000 shall vest 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. As of June 30, 2017, these RSU’s were valued at $58,556. As of June 30, 2017, 40,000 shares were issued Mr. Ovalle valued at $26,800.

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

The following table summarizes all stock warrant activity for the six months ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	1,025,000	$2.32	4.42
Granted	245,000	1.50	2.93
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2017	1,270,000	$2.07	3.62
Exercisable, June 30, 2017	-	$-	-

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

In connection with the hiring of Ritchie Lanclos as Executive Vice President of the Company and Vice President of Exploration of FPI, and Eleazar Ovalle as Executive Vice President of the Company and Vice President of Geology and Geophysical of FPI, FPI agreed to pay Wilshire, one of our principal shareholders, pursuant to a Services Agreement entered into by and between FPI and Wilshire, a fee of 25% of the gross annual salary, including all cash and equity compensation, but excluding any bonuses to be received by Mr. Lanclos and Mr. Ovalle. In the event either of Mr. Lanclos or Mr. Ovalle leaves FPI of his own volition or is terminated for cause within 90 days from August 15, 2016 or August 11, 2016, respectively, the commencement day of their employment, Wilshire shall refund FPI 100% of fees received, minus $2,500.

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

On December 30, 2016, Foothills, through its indirect wholly owned subsidiary Foothills Exploration Operating, Inc. (“FEOI”), entered into a purchase and sale agreement with Total Belief Limited (see Note 1). As a result of the purchase and sale agreement the Company acquired a $10,600 related party payable due to Equipment Solutions, Inc., which is owned by a director of the Company, Alex Hemb. As of June 30, 2017, the balance was paid off.

Berwin Trading Limited

Effective January 6, 2017, the Company borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 6, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. As of June 30, 2017, the balance of accrued interest was $81,370. During the three months and six months ended June 30, 2017, we recorded interest expense in the amount of $53,322 and $81,370, respectively.

On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. The Company and Berwin have been in discussions to extend the term of this debenture and the Company believes it will either extend or repay the obligation to the satisfaction of Berwin.

Note 9 – Commitments and Contingencies

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

Legal proceedings

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by Tiger Energy Operating, LLC (TEO), concerning the workover of wells in Duchesne County, Utah. SCI Welding was granted a judgment in the amount of $67,470 on April 27, 2016. A garnishment was filed by SCI resulting in their collection of $17,063 prior to our acquisition of TEO. Presently, writs of execution have been issued against TEO properties in Duchesne and Uintah Counties, Utah. In addition, the writs seek execution upon various land parcels in Duchesne and Uintah Counties, Utah. As of December 31, 2016, the Company recorded a contingent liability in the amount of $53,407. The Company and SCI Welding recently reached an agreement to settle the matter for $35,000 and the parties are currently working out the settlement agreement details.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by the Plaintiffs. The matter remains unresolved as of the filing of this report. As of June 30, 2017, the Company recorded a contingent liability in the amount of $159,965. The Company and Graco are in negotiations to settle this matter but as of the date of this report no firm settlement agreement had yet been reached by the parties.

Note 10 – Subsequent Events

Subsequent to the period ended June 30, 2017 and on July 10, 2017, we entered into a Securities Purchase Agreement pursuant to which we sold 25,000 units at a purchase price of $1.00 per unit for an aggregate amount of $25,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share.

Subsequent to the period ended June 30, 2017 and on August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company and an unrelated party. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were received by the Company on August 10, 2017, and were primarily utilized to repay Full Wealth for the debt owed under the debenture dated June 1, 2017.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling programs, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this prospectus and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

●	our business strategy;

●	our reserves that may expect to develop;

●	our cash flows and liquidity;

●	our financial strategy, budgets, projections and operating results;

●	oil and natural gas prices that we may realize;

●	the timing and amount of future production of oil and natural gas;

●	the availability of drilling and production equipment;

●	the availability of oil field labor;

●	the amount, nature and timing of capital expenditures, including future exploration and development costs;

●	the availability and terms of capital;

●	our drilling of wells;

●	government regulation and taxation of the oil and natural gas industry;

●	our marketing of oil and natural gas;

●	our exploitation projects or our ability to make property acquisitions on terms that meet our acquisition criteria;

●	our costs of exploiting and developing our properties and conducting other operations;

●	general economic conditions;

●	competition in the oil and natural gas industry;

●	the effectiveness of our risk management and hedging activities;

●	environmental liabilities;

●	our future operating results;

●	estimated future reserves and the present value thereof; and

●	our plans, objectives, expectations and intentions contained in this report that are not historical.

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

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited (“Berwin”) with principal and interest due upon maturity on May 6, 2017. On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. The Company and Berwin have been in discussions to extend the term of this debenture and the Company believes it will either extend or repay the obligation to the satisfaction of Berwin.

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (“Full Wealth”) with principal and interest due upon maturity on or before May 5, 2017. On May 18, 2017, Full Wealth sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth acquired this note back from Gold Class and the Company issued a new debenture with a 60-day term and 10% interest per annum to Full Wealth.

Subsequent to the period ended June 30, 2017 on August 9, 2017, a bridge note was issued to Profit Well Limited, a Hong Kong limited liability company, in the principal amount of $1,050,000, bearing an annual interest rate of 13.5%, maturing September 8, 2017 (the “Bridge Note”). Proceeds of this Bridge Note are intended to be used to retire the debenture issued to Full Wealth. Full Wealth has acknowledged that the Company’s obligations under the Debenture dated June 1, 2017 will not be in default if paid in full by the proceeds of the Bridge Note.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note accrues no interest during its term and is due and payable in full on or before its maturity date.

From its inception in December 2015 through June 30, 2017, Foothills generated $98,954 in revenue from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills’ operations were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

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

Through this acquisition from New Times, the Company also obtained six shut-in wells in the Natural Buttes Field, Utah. After the acquisition, there wells were worked over and brought back online with production averaging around 183 barrels per month in Q2 2017. The Company plans to work over the remaining three wells in the coming months.

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

Market Environment

Oil pricing has declined significantly from a 2014 high of over $120 a barrel and have, in the opinion of the Company, created attractive new opportunities to acquire oil and gas assets at what we believe to be favorable pricing. The International Energy Agency recently highlighted in their World Energy Investment 2017 report that total energy investment worldwide in 2016 was just over $1.7 trillion, down by 12% compared to IEA’s revised 2015 energy investment estimate of $1.9 trillion. With oil prices stabilizing between $45 and $55 a barrel, the Company currently anticipates another down year in 2017 of material spending cutbacks for new supply globally.

The Energy Information Administration (EIA) in its July 2017 U.S. short-term energy outlook cut its 2017 West Texas Intermediate (WTI) average crude oil price from $50.78 to $48.95.  In addition, the EIA also cut their 2018 WTI average price forecast from $53.61 to $49.58.  With the lower forecast for crude oil prices, the EIA has shaved off their 2018 annual U.S. production forecast from 10.0 million barrels a day to 9.9 million barrels a day, albeit still the highest annual average output on record.  For these and other reasons, Foothills’ medium to long-term outlook is for oil prices to remain stable with an upward bias as OPEC and Non-OPEC producers sustain their productions cuts for the remainder of the year and in to the first quarter of 2018.

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

Springs Project

Consisting of 38,120 contiguous acres, the Springs project is a multiple objective oil resource play in the Greater Green River Basin. The prospect’s unconventional target is a Niobrara and Mowry fractured shale. Numerous oil and gas shows in the Niobrara and Mowry shales surround the prospect acreage. Foothills has also identified and mapped several conventional drilling targets in the Muddy and Tensleep throughout the prospect area. The Springs project has been reevaluated as a Paleozoic stacked carbonate, dolostone, sandstone resource play dominated by pressure and thermal maturity. Seismic is currently being reviewed for licensing, a unit outline proposed and a BLM area and depth study is underway to propose unit obligation wells for late fall 2017 drilling.

Tiger Energy Operating, LLC

Tiger Energy Operating, LLC, (“TEO”) is a licensed and bonded oil and gas operator in the state of Utah. TEO is the operator of record for a total of six oil and gas wells situated on 280 acres in the Duck Creek area of the Altamont Bluebell field. In late 2015 and early 2016 these wells were shut-in due to financial issues with the previous owner. Recent work over operations have yielded oil production from the Green River formation from three wells brought back online in Q1 2017, which delivered total revenues of about $23,313 during Q2.  Additional work over operations are presently underway on the remaining three wells to equip and bring them back into producing status during the latter half of 2017. TEO has cash and surety bonds in place with the Bureau of Land Management, Bureau of Indian Affairs and Utah Department of Natural Resources Division of Oil, Gas and Mining that are valued at about $295,000.

Tiger Energy Partners International, LLC

Tiger Energy Partners International, LLC, (“TEPI”) owns all rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation between Mountain Oil & Gas, Inc. and the MOG Entities (Craig Phillips) and the Ute Indian Tribe of the Uintah and Ouray Reservation, dated December 22, 2014. This GSA is the subject of an administrative approval request made to the BIA that is expected to be received in 2017, and when approved, as to which no assurance can be given, additional funds will be required to complete the transactions therein described. TEPI also owns all rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012. This GSA is currently being renegotiated by the parties and is expected to be finalized sometime during the following quarter.

Tiger Energy Mineral Leasing, LLC

Tiger Energy Mineral Leasing, LLC (“TEML”) owns certain non-operating working interest, with Rig II, LLC, as the operator, in leases located in Duchesne County, Utah. The non-operated working interest currently has two producing wells, which generated revenues of approximately $1,746 during Q2. In addition, TEML also owns a 40% working interest, in the Ladysmith prospect, which increases the Company’s total working interest in this prospect to 75%. TEML also owns all rights and interests pertaining to the Rio Capital Acquisition dated September 25, 2014, pertaining to oil and gas leases in the Altamont-Bluebell field located in Duchesne and Uintah Counties, Utah.

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

Title to Properties

Foothills owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, we anticipate that a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Foothills will conduct a title examination and attempt to cure extremely significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate. Foothills properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Foothills’ Utah properties acquired from Total Belief Limited on December 30, 2016, are subject to a certain Bureau of Indian Affairs (“BIA”) Administrative Appeal and a Ute Indian Tribe Global Settlement Agreement, each of which does or may affect title to some, all or none of the properties acquired. Foothills is currently attempting to cure title on said properties, subject to the outcome of the BIA Administrative Appeal, which is still ongoing as of August 11, 2017. To the extent that such defects or disputes exist and cannot be cured, Foothills would suffer title failures, which could result in property valuation impairments and other material adverse consequences to the operations of the company.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue

We had revenue of $25,060 for the three months ended June 30, 2017, and no revenues for the three months ended June 30, 2016. We can provide no assurance that we will continue drilling and revenue producing operations or that such drilling and revenue operations, if continued, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. During the three months ended June 30, 2017 and 2016, we incurred $1,114,788 and $651,378 in selling, general and administrative expenses, $18,428 and $0 in depreciation, depletion and amortization and $10,465 and $0 in impairment of oil and gas properties related to abandonment of Labokay, respectively. The increase in selling and administrative expenses is primarily attributed to the increase of development of newly acquired wells on December 30, 2016, and the Company’s ongoing evaluation of prospective acquisitions.

Other Expenses

Interest expense for the three months ended June 30, 2017 and 2016, were $139,157 and $16,043, respectively. The increase in interest expense is primarily attributed to new notes entered into in 2017.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2017 and 2016, we recorded a net loss of $1,257,778 and $667,421, respectively.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue

We had revenue of $98,954 for the six months ended June 30, 2017, and no revenues for the six months ended June 30, 2016. We can provide no assurance that we will continue drilling and revenue producing operations or that such drilling and revenue operations, if continued, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. During the six months ended June 30, 2017 and 2016, we incurred $1,946,541 and $860,128 in selling, general and administrative expenses, $36,797 and $0 in depreciation, depletion and amortization and $1,283,218 and $0 in impairment of oil and gas properties related to abandonment of Labokay, respectively. The increase in selling and administrative expenses is primarily attributed to the increase of development of newly acquired wells on December 30, 2016.

Other Expenses

Interest expenses for the six months ended June 30, 2017 and 2016, were $249,675 and $28,010, respectively. The increase in interest expense is primarily attributed to new notes entered into for the six months ended June 30, 2017.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2017 and 2016, we recorded a net loss of $3,417,277 and $888,138, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred an accumulated loss of $5,391,871 through June 30, 2017, and have a working deficit of $3,698,712 at June 30, 2017. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On June 30, 2016, we entered into a Securities Purchase Agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000.

On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months. This note may, at the option of the Lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note.

On May 31, 2017, we entered into a Securities Purchase Agreement with Wilshire Energy Partners, LLC, a principal shareholder, pursuant to which we sold and agreed to issue 200,000 units at a purchase price of $1.00 per unit for an aggregate amount of $200,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share.

In June 2017, we entered into securities purchase agreements with two investors whereby we sold 45,000 units at a purchase price of $1.00 per unit for an aggregate amount of $45,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share.

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

Operating Activities

During the six months ended June 30, 2017 and 2016, we used $1,614,695 and $654,607 of cash in operating activities, respectively. Non-cash adjustments included $1,283,218 and $0 related to assets written off, $587,954 and $9,250 related to stock compensation expense, $10,780 and $0 in deferred rent, $114,268 and $0 related to amortization of debt discount, $36,797 and $0 in depreciation and amortization, $5,834 and $0 related to accretion of asset retirement obligation and net changes in operating assets and liabilities of ($236,269) and $224,281, respectively.

Investing Activities

During the six months ended June 30, 2017, we used $1,696,045 net cash in investing activities for acquisition of an oil and gas property. During the six months ended June 30, 2016, we acquired $33,243 in oil and gas property.

Financing Activities

During the six months ended June 30, 2017, we received $1,250,000 in proceeds from the issuance of related party notes payable, $1,000,000 in proceeds from the issuance of unrelated party notes payable, $50,000 in proceeds from the issuance of convertible note payable and $210,000 in proceeds from issuance of 210,000 units at a purchase price of $1.00 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. During the six months ended June 30, 2016, we received $400,000 in proceeds from issuance of notes payable from financing activities.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to the following legal proceedings:

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by Tiger Energy Operating, LLC (TEO), concerning the workover of wells in Duchesne County, Utah. SCI Welding was granted a judgment in the amount of $67,470 on April 27, 2016. A garnishment was filed by SCI resulting in their collection of $17,063 prior to our acquisition of TEO. Presently, writs of execution have been issued against TEO properties in Duchesne and Uintah Counties, Utah. In addition, the writs seek execution upon various land parcels in Duchesne and Uintah Counties, Utah. The Company and SCI Welding recently reached an agreement to settle the matter for $35,000 and the parties are currently working out the settlement agreement details.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by the Plaintiffs. The matter remains unresolved as of the filing of this report. The Company and Graco are in negotiations to settle this matter but as of the date of this report no firm settlement agreement had yet been reached by the parties.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2017, we entered into a Securities Purchase Agreement with Wilshire Energy Partners, LLC, a principal shareholder, pursuant to which we sold 200,000 units at a purchase price of $1.00 per unit for an aggregate amount of $200,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. Wilshire Energy Partners, LLC is controlled by Kevin Sylla, our Director and Chief Executive Officer of FPI, and has been determined to be a Related Party.

In June 2017, we entered into securities purchase agreements with two investors whereby we sold 45,000 units at a purchase price of $1.00 per unit for an aggregate amount of $45,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. With respect to the foregoing sales, the shares and warrants sold are subject, for a period of 150 days, to anti-dilution adjustments in the event that the Company issues securities at a price deemed to be less than $1.00 per share

During the six months ended June 30, 2017, the Company issued 275,000 shares of common stock to various third parties for services, valued at $453,500.

During the six months ended June 30, 2017, the Company issued 160,000 shares of common stock for services to CEO and directors in the amount of $54,938.

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

Date: August 14, 2017	FOOTHILLS EXPLORATION, INC.

	By:	/s/ B.P. Allaire
B.P. Allaire
Chief Executive Officer

