Form 10-Q
period 2017-09-30
FOOTHILLS EXPLORATION, INC.
filed 2017-11-14
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 14, 2017, the issuer had 14,620,627 shares of its common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$71,072	$801,377
Prepaid expenses	236,510	49,140
Total Current Assets	307,582	850,517
Other Assets:
Fixed assets, net	308,913	353,363
Restricted cash	240,000	240,000
Surety and performance bonds	295,000	295,000
Oil and gas property, net	11,619,589	11,198,411
Total Assets	$12,771,084	$12,937,291

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,564,762	$1,710,328
Related party payable	189,600	10,600
Accrued interest	22,398	-
Accrued interest – related party	123,904	-
Notes payable - related party	1,250,000	-
Notes payable (unamortized debt discount of $277,806 and $0, respectively)	7,022,194	-
Convertible note payable	50,000	-
Deferred rent	15,497	-
Contingent liabilities	159,965	213,372
Total Current Liabilities	10,398,320	1,934,300
Long-Term Liabilities:
Long-term debt, net (unamortized debt discount of $0 and $0, respectively)	-	6,000,000
Asset retirement obligation	300,410	-
Total Liabilities	10,698,730	7,934,300

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,620,627 and 13,779,612 shares issued and outstanding, respectively	1,462	1,378
Stock payable	80,400	51,397
Additional paid in capital	8,439,529	6,924,810
Accumulated deficit	(6,449,037)	(1,974,594)
Total stockholders’ equity	2,072,354	5,002,991
Total Liabilities and Stockholders’ Equity	$12,771,084	$12,937,291

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$573	$-	$99,527	$-

Operating expenses
Selling, general and administrative	854,443	504,980	2,800,984	1,365,108
Depreciation, depletion and amortization	18,592	-	55,389	-
Impairment of oil and gas properties	45,419	-	1,328,637	-
Total operating expenses	918,454	504,980	4,185,010	1,365,108

Loss from operations	(917,881)	(504,980)	(4,085,483)	(1,365,108)

Other income (expenses):
Interest expense	(127,891)	86	(377,566)	(27,924)
Debt forgiveness	48,407	-	48,407	-
Total other expenses	(79,484)	86	(329,159)	(27,924)

Net Loss	$(997,365)	$(504,894)	$(4,414,642)	$(1,393,032)

Net loss per share – basic and diluted	$(0.07)	$(0.04)	$(0.31)	$(0.19)

Weighted average common shares – basic and diluted	14,618,019	11,536,278	14,270,627	7,376,571

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Months Ended	For Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(4,414,642)	$(1,393,032)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	55,389	-
Impairment of assets	1,328,637	-
Amortization of debt discount	172,534	-
Accretion of asset retirement obligation	8,751	-
Common stock issued and stock payable for services	848,683	26,872
Deferred rent	15,497	-
Gain on settlement of debt and contingent liability	(48,407)	-
Changes in operating assets and liabilities:
Prepaid expenses	72,952	125,833
Contingent Liabilities	(35,000)	-
Accounts payable and accrued liabilities	(145,566)	167,294
Accounts payable - related party	179,000	-
Accrued interest	22,398	28,801
Accrued interest – related party	153,904	-
Net cash used in operating activities	(1,785,870)	(1,044,232)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(1,814,435)	(97,920)
Net cash used in investing activities	(1,814,435)	(97,920)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	1,250,000	-
Repayment to notes payable	(1,000,000)	-
Proceeds from notes payable	2,300,000	400,000
Proceeds from convertible note payable	50,000	-
Proceeds from sales of common stock	270,000	2,000,000
Net cash provided by financing activities	2,870,000	2,400,000

Net (decrease) increase in cash and cash equivalents	(730,305)	1,257,848

Cash and Cash Equivalents, beginning of period	801,377	375,000

Cash and Cash Equivalents, end of period	$71,072	$1,632,848

Supplemental disclosures of cash flow information:
Interest paid	$(20,000)	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Prepaid expenses in shares	$260,322	$2,144
Asset retirement obligation	$291,659	$-
Debt discount	$345,340	$-
Stock issued for conversion of notes payable	$-	$1,000,000
Accrued interest forgiven by related party	$-	$28,801
Accounts payable settled with restricted cash	$-	$25,000
Fair value of warrants issued with note payable	$105,100	$-
Fair value of down-round feature on warrants	$59,801	$-

See accompanying notes to unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2017

(Unaudited)

Note 1 –	Nature of Operations and Summary of Significant Accounting Policies

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

On May 10, 2017, the Company entered into a purchase and sale agreement (PSA), with an undisclosed seller, to acquire 67,330 gross acres (49,600 net acres) held by production in Utah and Colorado. This acquisition was anticipated to close by or before June 30, 2017, such closing being subject to traditional representations, warranties, covenants and adjustments including, but not limited to lien releases, cures of any defective title matters, satisfaction of leases and amendments thereto. In August 2017, the parties by mutual agreement terminated the PSA.

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

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited (“Berwin”) with principal and interest due upon maturity on May 6, 2017. On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Berwin 100,000 shares of its restricted common stock.

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (“Full Wealth”) with principal and interest due upon maturity on or before May 5, 2017. On May 18, 2017, Full Wealth sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth acquired this note back from Gold Class and the Company issued a new debenture with a 60-day term and 10% interest per annum to Full Wealth. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest, and recorded remaining accrued interest in amount of $30,000 as gain on debt forgiveness.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, issued in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note recites that it accrues no interest during its term and is due and payable in full on or before its maturity date.

●	A promissory note to Profit Well Limited, a Hong Kong limited liability company, issued on August 9, 2017, in the amount of $1,050,000. The promissory note bears an annual interest rate of 13.5% and was initially payable on September 8, 2017. The Company received the funds under the foregoing note on August 10, 2017. The funds received pursuant to the note principally have been used to repay the Full Wealth debenture, dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock.

●	A promissory note and three tranches of warrants issued on September 29, 2017, to an unaffiliated investor for an aggregate consideration of $250,000. This promissory note recites that it accrues no interest if paid when due, and is due and payable on January 2, 2018. The obligations under the promissory note were personally guaranteed by Kevin J. Sylla, Executive Chairman of the Company. If principal is not paid on or before January 2, 2018, interest will accrue at the rate of 15% per year until paid. The warrants have the following terms:

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $0.665 per share expiring on September 29, 2019,

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $1.25 per share expiring on September 29, 2020,

●	185,000 warrants to purchase 185,000 shares of common stock of the Company at a strike price of $2.00 per share expiring on September 29, 2020.

Each tranche of warrants is subject to down round adjustment provisions if the Company during the term of that tranche issues additional securities for consideration per share, after giving effect to fees, commission and expenses, that is less, or which on conversion or exercise of the underlying security is less, than $0.665 per share (as adjusted for any change resulting from forward or reverse splits, stock dividends and similar events).

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by the transaction described above, Company will issue 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from the Company, at a $1.00 per unit, with each unit consisting of one share and one warrant. See the Company’s Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as a dividend under retained earnings under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

From its inception in December 2015 through the period ended September 30, 2017, Foothills produced limited revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2017, Foothills had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of September 30, 2017, Foothills had rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of the Ironwood prospect that are subject to drilling a well in 2017. Since the Company does not expect to drill a test well on the Ironwood prospect prior to the end of 2017, this acreage will not be earned by the Company.

Going Concern

The Company’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $6,449,037 at September 30, 2017, and incurred a net loss of $4,414,642, and utilized net cash of $1,785,870 in operating activities for the nine-month period then ended. These factors raise substantial doubt about its ability to continue as a going concern. The unaudited condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our condensed consolidated balance sheet. As of September 30, 2017, and December 31, 2016, the Company had restricted cash of $240,000 and $240,000, respectively; this amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah. These funds, currently being held in escrow, will be released to the Company once the Company finishes its reclamation projects.

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

As of September 30, 2017, the Company determined that no impairment was required for the period then ended based on the guidance in Regulation S-X, Rule 4-10; SAB Topic 12.D; and FRC Section 406.01.c.

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

As of September 30, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not anticipate the adoption of ASU 2015-17 will have a material impact on its condensed consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate the adoption of ASU 2016-09 will have a material impact on its condensed consolidated financial statements.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”). When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 is effective for annual or interim periods within those fiscal years beginning after December 15, 2018, and should be applied on a retrospective basis. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted ASU 2017-11 on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 2 – Fixed Assets

As of September 30, 2017, and December 31, 2016, fixed assets consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Computer equipment and fixtures	$22,453	$22,453
Vehicle	69,446	69,446
Drilling Equipment	265,578	265,578
Accumulated depreciation	(48,564)	(4,114)
Fixed assets, net	$308,913	$353,363

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $14,945 and $0, respectively. Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $44,450 and $0, respectively.

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

On March 29, 2016, Foothills acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin, in return for covering certain costs of operation in the amount of $20,000, and to a share of the working interest in the leases. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprised of two seismic lines covering the Chevron/Echo – Greater Green River Basin. The asset is valued at $20,000 based on the agreement and consideration paid by the Company. During the three and nine months ended September 30, 2017, the Company capitalized an additional $3,750 and $15,919 in costs related to this asset.

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

During the period ended September 30, 2017, the Company drilled a test well on Labokay to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. The well was plugged and abandoned. The Company recognized impairment of oil and gas property in amount of $45,419 and $1,328,637, respectively, during the three and nine months ended September 30, 2017.

On December 30, 2016, the Company acquired various oil and gas assets in Utah from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets included certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proven undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. This purchase provides us with an entry point into the Uinta Basin and a basis from which to seek other bolt-on acquisition opportunities in the Rockies. The transaction delivers a licensed and bonded operator in Utah having bonds in place with the BLM, State of Utah and BIA. Through the acquisition, Foothills also obtained six shut-in wells in the Natural Buttes Field, Utah. All six (6) wells are currently shut-in and not producing. The Company is working to bring all of these wells back into production during Q4.

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

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018, and recites that no interest accrues during its term. Foothills recorded $342,804 imputed interest as debt discount. This amount of $342,804 was determined using the imputed interest method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the three and nine months ended September 30, 2017, we amortized $57,134 and $171,402 debt discount into interest expense.

On May 10, 2017, the Company entered into a purchase and sale agreement (PSA), with an undisclosed seller, to acquire 67,330 gross acres (49,600 net acres) held by production in Utah and Colorado. This acquisition was anticipated to close by or before June 30, 2017, such closing being subject to traditional representations, warranties, covenants and adjustments including, but not limited to lien releases, cures of any defective title matters, satisfaction of leases and amendments thereto. In August 2017, the parties by mutual agreement terminated the PSA.

During the nine months ended September 30, 2017 and 2016, we capitalized an additional $1,814,435 and $97,920 of oil and gas properties, respectively.

Note 4 – Asset Retirement Obligation

The Company’s asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2017	$-
Liabilities incurred during the period	291,659
Release of liabilities associated with the sale of oil properties	-
Liabilities settled during the year	-
Accretion	8,751
Asset retirement obligations, September 30, 2017	$300,410

Depletion expense for the three and nine months ended September 30, 2017 was $3,647 and $10,939, respectively.

Note 5 – Notes Payable

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018, and recites that it accrues no interest during its term. Foothills recorded $342,804 imputed interest as debt discount. This amount of $342,804 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the three months and nine months ended September 30, 2017, we amortized $57,134 and $171,402 debt discount into interest expense. The Company has reduced the value of its oil and gas properties in the proportion of the debt discount allocated to the note.

Effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest, and recorded remaining accrued interest in amount of $30,000 as gain on debt forgiveness.

Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were received by the Company on August 10, 2017, and were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock.

On September 29, 2017, the Company, issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The note recites that it accrues no interest if paid when due, and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. The warrants have the following terms:

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $0.665 per share expiring on September 29, 2019;

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $1.25 per share expiring on September 29, 2020; and

●	185,000 warrants to purchase 185,000 shares of common stock of the Company at a strike price of $2.00 per share expiring on September 29, 2020.

The aggregate relative fair value of three tranches warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. During the nine months ended September 30, 2017, the Company amortized $1,132 of such discount to interest expense, and the unamortized discount as of September 30, 2017 was $106,404. At September 30, 2017, $250,000 of principal was outstanding under the Note.

Each tranche of warrants is subject to down round adjustment provisions if the Company during the term of that tranche issues additional securities for consideration per share, after giving effect to fees, commission and expenses, that is less, or which on conversion or exercise of the underlying security is less, than $0.665 per share (as adjusted for any change resulting from forward or reverse splits, stock dividends and similar events).

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by  the transaction described above, Company will issue 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from the Company, at a $1.00 per unit, with each unit consisting of one share and one warrant. See the Company’s Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as a dividend under retained earnings under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

Note 6 – Notes Payable, Related Party

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Berwin 100,000 shares of its restricted common stock. As of September 30, 2017, the balance of accrued interest was $123,904. During the three months and nine months ended September 30, 2017, the Company recorded interest expense in the amount of $42,534 and $123,904, respectively.

Note 7 – Convertible Note Payable

On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note. On October 19, 2017, the Company agreed to extend the allowable conversion period provided under this convertible note until May 10, 2018.

Note 8 – Common Stock

Effective April 1, 2016, Foothills appointed two directors to its board. Each director was granted 125,000 shares of common stock (the “Foothills Directors Shares”), vesting according to the following schedule: (i) 40% vesting ninety (90) days from the appointment date; (ii) 20% vesting one hundred eighty (180) days from the appointment date; (iii) 20% vesting two hundred seventy (270) days following the appointment date; (iv) 20% vesting three hundred sixty (360) days following the appointment date. As of September 30, 2017, 125,000 shares were issued to each director, valued at $1,250 each. These Foothills Director Shares issued in April 2016 all vested approximately one year later pursuant to the terms and conditions of the grant.

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

On May 2, 2016, after obtaining the FPI Acquired Shares, FPI caused the Company to appoint its two non-executive directors to the Board of the Company. These directors exchanged their rights to the FPI Directors Shares for Company shares having substantially the same terms and provisions. On May 2, 2016, the Company also granted 150,000 restricted shares of its common stock to its CEO as a part of his compensation package. The shares have the same vesting schedule as directors’ shares described above. These shares issued in May 2016 all vested approximately one year later pursuant to the terms and conditions of the grant.

On May 27, 2016, we entered into a Share Exchange Agreement with the shareholders of FPI whereby we acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of our common stock, of which 4,500,000 shares of our common stock were issued to Wilshire Energy Partners, LLC, (“Wilshire”) and 1,503,759 of our shares of common stock were issuable to Alternus (“Share Exchange”). As a result of the Share Exchange, FPI became our wholly owned subsidiary and the FPI Acquired Shares were returned to treasury, deemed canceled and no longer outstanding. We also exchanged warrants to purchase 700,000 shares of Foothills’ common stock, that were issued to Wilshire on May 4, 2016, for a like amount of warrants to purchase shares of the Company’s common stock (the “Wilshire Warrants”). The Wilshire Warrants:

●	have a term of five years;

●	are exercisable at $1.25 per share as to 100,000 shares;

●	are exercisable at $2.00 per share as to 200,000 shares;

●	are exercisable at $3.00 per share as to 400,000 shares;

●	do not have a cashless exercise feature; and

●	were not exercisable for one year.

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

On May 31, 2017, we entered into a Securities Purchase Agreement with Wilshire Energy Partners, LLC, a principal shareholder, pursuant to which we sold and agreed to issue 200,000 units at a purchase price of $1.00 per unit for an aggregate amount of $200,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. See the Company’s 8-K filed June 5, 2017 with the Commission and exhibit thereto. On September 29, 2017, we issued 100,752 additional shares of common stock and amended warrants to purchase 300,752 shares of common stock of the Company at a strike price of $0.665 per share due to down round feature triggered by warrant issued at a strike price of $0.665 per share on the day of trigger.

On June 15, 2017, we entered into a Securities Purchase Agreement with Zhuge Liang, LLC, pursuant to which we sold and agreed to issue 20,000 units at a purchase price of $1.00 per unit for an aggregate amount of $20,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. We received the initial $10,000 on June 15, 2017, and the balance of the subscribed amount in July 2017. On September 29, 2017, we issued 10,075 additional shares of common stock and amended warrants to purchase 30,075 shares of common stock of the Company at a strike price of $0.665 per share due to a down round feature triggered by a warrant issued at a strike price of $0.665 per share on the day of trigger.

On June 30, 2017, we entered into a Securities Purchase Agreement with a third party investor, pursuant to which we sold and agreed to issue 25,000 units at a purchase price of $1.00 per unit for an aggregate amount of $25,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. On September 29, 2017, we issued 12,594 additional shares of common stock and amended warrants to purchase 37,594 shares of common stock of the Company at a strike price of $0.665 per share due to a down round feature triggered by a warrant issued at a strike price of $0.665 per share on the day of trigger.

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

On September 29, 2017, we issued 12,594 additional shares of common stock and amended warrants to purchase 37,594 shares of common stock of the Company at a strike price of $0.665 per share due to a down round feature triggered by the warrant issued at a strike price of $0.665 per share on the day. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as a dividend under retained earnings under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

Each of the purchasers is an accredited investor within the meaning of the federal securities laws. The Company paid no brokerage, commission or finder’s fee in connection with these transactions. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

During the nine months ended September 30, 2017, the Company issued 275,000 shares of common stock to various third parties for services, valued at $453,500.

As of September 30, 2017, the Company had 14,620,627 shares of common stock issued and outstanding.

Restricted Stock Units (RSUs)

Effective August 11, 2016, and on August 15, 2016, Foothills granted one of its executive officers, Mr. R. Lanclos, 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 vested 180 days from August 15, 2016, (ii) another 20,000 shall vested 270 days from August 15, 2016, and (iii) the remaining 60,000 vested 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if the executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. These RSU’s were valued at $67,000 on the grant day. As of September 30, 2017, 100,000 shares were vested, 40,000 shares were issued to Mr. Lanclos valued at $26,800, and the remaining balance in the amount of $40,200 was recorded as stock payable.

On August 15, 2016, Foothills also granted one of its executive officers, Mr. E. Ovalle, 100,000 restricted stock units (RSUs) of the Company of which (i) 20,000 vested 180 days from August 15, 2016, (ii) another 20,000 vested 270 days from August 15, 2016, and (iii) the remaining 60,000 vested 365 days from August 15, 2016. The Company has a right, but not an obligation to repurchase all or any portion of RSUs granted to the executive at a purchase price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. These RSU’s were valued at $67,000 on the grant day. As of September 30, 2017, 100,000 shares were vested, 40,000 shares were issued to Mr. Ovalle valued at $26,800, and the remaining balance in the amount of $40,200 was recorded as stock payable.

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

The following table summarizes all stock warrant activity for the nine months ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	1,025,000	$2.32	4.42
Granted	1,341,015	1.01	2.62
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2017	2,366,015	$1.58	3.08
Exercisable, September 30, 2017	-	$-	-

Options

On May 19, 2016, the Company granted to each of its then three directors options to purchase (i) 50,000 common shares at a strike price of $2 per share, vesting when the Company achieves and maintains a total average daily production level of 100 barrels of oil equivalent per day (“boe/d”) for at least 30 days, (ii) 50,000 common shares at a strike price of $3 per share, vesting when the Company achieves and maintains a total average daily production level of 200 boe/d for at least 60 days, and (iii) 50,000 common shares at a strike price of $4 per share, vesting when the Company achieves and maintains a total average daily production level of 500 boe/d for at least 90 days.

On February 27, 2017, the Company granted to Mr. Christopher Jarvis, currently an officer and director, options to purchase 400,000 common shares at a strike price of $1.99 per share, vesting quarterly over two years commencing with the first quarter following the 90-day probationary period.

The fair value of 400,000 options was determined to be $616,055 on February 27, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 129%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

On February 27, 2017, the Company granted to Mr. Kevin Sylla, currently our Executive Chairman of the Board, options to purchase 1,200,000 common shares at a strike price of $1.99 per share, vesting quarterly over the term of three years.

The fair value of 1,200,000 options was determined to be $1,986,902 on February 27, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 129%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 7 years.

Note 9 – Related Party Transactions

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

On December 30, 2016, Foothills, through its indirect wholly owned subsidiary Foothills Exploration Operating, Inc. (“FEOI”), entered into a purchase and sale agreement with Total Belief Limited (see Note 1). As a result of the purchase and sale agreement the Company acquired a $10,600 related party payable due to Equipment Solutions, Inc., which is owned by a director of the Company, Alex Hemb. As of September 30, 2017, the balance was paid.

Berwin Trading Limited

Effective January 6, 2017, the Company borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 6, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. As of September 30, 2017, the balance of accrued interest was $123,904. During the three and nine months ended September 30, 2017, we recorded interest expense in the amount of $42,534 and $123,904, respectively.

On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Berwin 100,000 shares of its restricted common stock.

Wilshire Energy Partners, LLC, and Aegis International, LLC

Effective as of December 18, 2015, in connection with the then formation and organization of Foothills Petroleum Inc., Wilshire Energy Partners, LLC (“Wilshire”), an entity controlled by Kevin J. Sylla, Aegis International, LLC (“Aegis”), and Foothills entered into a Business Development Services Agreement (“BDSA”). Under the BDSA the parties agreed that:

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

In furtherance of the Business Development Services Agreement, Wilshire assigned Foothills Exploration, LLC, (“FEL”) to Foothills on its organization in exchange for 4.5 million shares of Foothills, and Foothills thereby acquired control of the Springs Prospect, owned by FEL, consisting of 38,120 contiguous acres. Foothills regards the Springs Prospect as a valuable multiple objective oil resource play in the Greater Green River Basin of Wyoming. Through Wilshire’s assistance, Foothills entered into two agreements with Alternus, whereby Foothills obtained a total of $1,000,000 of financing in the form of convertible notes that upon completion of the Share Exchange were converted, at $0.665 per share, into 1,503,759 shares of the Company’s common stock.

In connection with the hiring of Ritchie Lanclos as Executive Vice President of the Company and Vice President of Exploration of FPI, and Eleazar Ovalle as Executive Vice President of the Company and Vice President of Geology and Geophysical of FPI, FPI agreed to pay Wilshire, one of our principal shareholders, pursuant to a Services Agreement entered into by and between FPI and Wilshire, a fee of 25% of the gross annual salary, including all cash and equity compensation, but excluding any bonuses to be received by Mr. Lanclos and Mr. Ovalle. In the event either of Mr. Lanclos or Mr. Ovalle leaves FPI of his own volition or is terminated for cause within 90 days from August 15, 2016 or August 11, 2016, respectively, the commencement days of their employment, Wilshire agreed to refund FPI 100% of fees received, minus $2,500.

On May 31, 2017, we entered into a Securities Purchase Agreement with Wilshire, pursuant to which we sold and agreed to issue 200,000 units at a purchase price of $1.00 per unit for an aggregate amount of $200,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. See the Company’s 8-K filed June 5, 2017 with the Commission and exhibit thereto. On September 29, 2017, we issued 100,752 additional shares of common stock and amended warrants to purchase 300,752 shares of common stock of the Company at a strike price of $0.665 per share due to down round feature triggered by warrant issued at a strike price of $0.665 per share on the day of trigger.

Note 10 – Commitments and Contingencies

Management Additions and Changes

On March 3, 2017, the Company announced the appointment of Christopher Jarvis and Kevin J. Sylla to its senior management team. Mr. Jarvis is a current Director of Foothills Exploration and FPI and has taken on the full-time role of Executive Vice President of Finance for the Company and Vice President of Risk Management for FPI. Mr. Sylla was appointed Director and Chief Executive Officer of FPI, which oversees the Company’s oil and gas operations.

On June 1, 2017, the Company announced appointment of Kevin J. Sylla as Executive Chairman of the Company. Mr. Sylla continues to serve as Director and Chief Executive Officer of FPI and manager of the Company’s indirect subsidiaries Tiger Energy Operating, LLC, Tiger Energy Partners International, LLC, and Tiger Energy Mineral Leasing, LLC.

Legal proceedings

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by Tiger Energy Operating, LLC (TEO) when acquired on December 30, 2016, concerning the workover of wells in Duchesne County, Utah, in the amount of $64,470. The Company and SCI Welding reached an agreement to settle the matter for $35,000. SCI Welding has received these settlement funds. Prior to October 10, 2017, the parties had agreed that a Stipulated Motion to Dismiss was to have been filed by opposing counsel. Upon filing this Motion, all claims against Tiger Energy Operating in the underlying case no. 169000023 will have been resolved with no further judicial intervention required.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff, which existed at the time of acquisition. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by the Plaintiffs. The matter remains unresolved as of the filing of this report. As of September 30, 2017, the Company recorded a contingent liability in the amount of $159,965. The Company and Graco are in negotiations to settle this matter but as of the date of this report no firm settlement agreement had yet been reached by the parties.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 Eighth Judicial District Court in and for Uintah County, State of Utah)

This case was filed on September 11, 2017 and concerns the collection of unpaid debt owed by Foothills Exploration Operating, Inc., a wholly-owned subsidiary of the Company, for services performed by plaintiff in the amount of $49,689 for unpaid accounts in connection with its workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgement for the full amount of the suit was agreed to by the parties and filed with the court on or around October 10, 2017.

In February 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. Consequently, the Labokay test well was plugged and abandoned in February 2017. Since the well was not commercially viable, the Company’s working interest in the underlying mineral lease terminated and we no longer have title to said property.

The three civil suits filed below were all filed against Foothills Petroleum Operating, Inc. (“FPOI”), a wholly-owned subsidiary of the Company, and all stem from unpaid accounts in connection with drilling of the Labokay test well.

R.W. Delaney Construction Company vs Foothills Petroleum Operating, Inc. (Cause No. 2017-CV-0330 – County Court of Adams County, Mississippi)

This case was filed on September 18, 2017, and concerns the collection of unpaid debt owed by FPOI for services performed by plaintiff in the amount of $72,495.00 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. The Company is in the process of retaining counsel and plans to file a response with the court in the near future.

Performance Drilling Company, LLC vs Foothills Petroleum Operating, Inc. (Case No. 2017-3916 G Fourteenth Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, and concerns the collection of unpaid debt owed by FPOI for services performed by plaintiff in the amount of $205,251.24 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. The Company is in the process of retaining counsel and plans to file a response with the court in the near future.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs Foothills Petroleum Operating, Inc. (Case No. 201711013-E – Fifteenth Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017, and concerns the collection of unpaid debt owed by FPOI for services performed by plaintiff in the amount of $53,943.53 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. The Company is in the process of retaining counsel and plans to file a response with the court in the near future.

Note 11 – Subsequent Events

On October 19, 2017, the Company announced the acquisition of 21% working interest in two horizontal gas wells in the Uinta Basin from an undisclosed party. Both wells will be operated by EOG Resources. The Stagecoach 111-20H was spudded on September 15, 2017, and is currently still drilling and the second well was recently spudded. Both wells have been classified as confidential with the State of Utah Division of Oil, Gas and Mining. Drilling activities are inherently speculative and no assurance can be given that these wells will result in commercial production of gas or other hydrocarbons.

On November 3, 2017, Berwin agreed to defer repayment of the $1,250,000 note which was entered on May 5, 2017 to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Berwin 100,000 shares of its restricted common stock.

On November 3, 2017, Profit Well Limited agreed to defer repayment of the 1,050,000 note which was entered on August 9, 2017 to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling programs, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this prospectus and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

●	our business strategy;

●	our reserves that may expect to be developed;

●	our cash flows and liquidity;

●	our financial strategy, budgets, projections and operating results;

●	oil and natural gas prices that we may realize;

●	the timing and amount of future production of oil and natural gas;

●	the availability of drilling and production equipment;

●	the availability of oil field labor;

●	the amount, nature and timing of capital expenditures, including future exploration and development costs;

●	the availability and terms of additional capital that we currently require and that in the future we will need to obtain;

●	our drilling of wells;

●	government regulation and taxation of the oil and natural gas industry;

●	our marketing of oil and natural gas;

●	our exploitation projects or our ability to make property acquisitions on terms that meet our acquisition criteria;

●	our costs of exploiting and developing our properties and conducting other operations;

●	general economic conditions;

●	competition in the oil and natural gas industry;

●	the effectiveness of our risk management and hedging activities;

●	environmental liabilities;

●	our future operating results;

●	estimated future reserves and the present value thereof; and

●	our plans, objectives, expectations and intentions contained in this report that are not historical.

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

Overview

Foothills Exploration is an independent oil and gas exploration company engaged in the acquisition and development of oil and natural gas properties, mainly through its wholly-owned subsidiary, Foothills Petroleum, Inc. (“FPI”). FPI is focused on acquiring producing and developmental properties in the Rockies. FPI seeks to acquire non-core, dislocated and underdeveloped oil and gas assets and maximize those assets to create shareholder value (the “Business”).

On December 31, 2015, FPI acquired the rights to 38,120 acres of oil and gas property in the state of Wyoming, through Foothills Exploration, LLC, a wholly owned subsidiary acquired by FPI upon its organization in December 2015.

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited (“Berwin”) with principal and interest due upon maturity on May 6, 2017. On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Berwin 100,000 shares of its restricted common stock.

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (“Full Wealth”) with principal and interest due upon maturity on or before May 5, 2017. On May 18, 2017, Full Wealth sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth acquired this note back from Gold Class and the Company issued a new debenture with a 60-day term and 10% interest per annum to Full Wealth. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest, and recorded remaining accrued interest in amount of $30,000 as gain on debt forgiveness.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, issued in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note recites that it accrues no interest during its term and is due and payable in full on or before its maturity date.

●	A promissory note to Profit Well Limited, a Hong Kong limited liability company, issued on August 9, 2017, in the amount of $1,050,000. The promissory note bears an annual interest rate of 13.5% and was initially payable on September 8, 2017. The Company received the funds under the foregoing note on August 10, 2017. The funds received pursuant to the note principally have been used to repay the Full Wealth debenture, dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date, which is as yet undetermined, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock.

●	A promissory note and three tranches of warrants issued on September 29, 2017, to an unaffiliated investor for an aggregate consideration of $250,000. This promissory note recites that it accrues no interest if paid when due, and is due and payable on January 2, 2018. The obligations under the promissory note were personally guaranteed by Kevin J. Sylla, Executive Chairman of the Company. If principal is not paid on or before January 2, 2018, interest will accrue at the rate of 15% per year until paid. The warrants have the following terms:

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $0.665 per share expiring on September 29, 2019,

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $1.25 per share expiring on September 29, 2020,

●	185,000 warrants to purchase 185,000 shares of common stock of the Company at a strike price of $2.00 per share expiring on September 29, 2020.

Each tranche of warrants is subject to down round adjustment provisions if the Company during the term of that tranche issues additional securities for consideration per share, after giving effect to fees, commission and expenses, that is less, or which on conversion or exercise of the underlying security is less, than $0.665 per share (as adjusted for any change resulting from forward or reverse splits, stock dividends and similar events).

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by the transaction described above, Company will issue 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from the Company, at a $1.00 per unit, with each unit consisting of one share and one warrant. See the Company’s Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as a dividend under retained earnings under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

From its inception in December 2015 through September 30, 2017, Foothills generated $99,527 in revenue from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills’ operations were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

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

Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

Market Environment

The U.S. energy markets continued to see improved fundamentals for both crude oil and natural gas markets during 3Q17, as prices remained in a tight range for both products and volatility at the low end of the range relative to historic averages. Looking ahead at the remainder of the year and into 2018, we believe the U.S. energy markets are poised for a major price move for both crude oil and natural gas prices as well as a significant uptick in price volatility. Our bias remains moderately bullish for both WTI and natural gas prices going forward and we are looking for a breakout above the current trading ranges that has dominated year-to-date.

Oil - As disclosed in our previous Form 10-Q Quarterly Report for period ended June 30, 2017, OPEC and Non-OPEC producing nations’ production cuts announced earlier in the year have reportedly begun to reduce global oil supplies. We are now seeing that in the global pricing structure as Brent crude oil price is now trading at roughly a $6 premium to the WTI crude oil price. We believe that the catalyst for the widening spread is twofold: 1) U.S. shale production continued to grow reportedly reaching 9.2 million barrels per day, its highest level since November 2015 and 2) global oil supplies reportedly are falling, highlighted by a 14.2 million barrel drop in August 2017. We believe that when Brent trades at a $4 premium or greater to WTI, U.S. oil becomes a more attractive export, resulting in greater U.S. oil exports in 2017. We expect that this trend likely may continue in 2018. In short, robust U.S. oil exports coupled with strong U.S. demand for refined products, should accelerate in our view the decline rate for U.S. oil supplies and be supportive of oil prices moving forward.

Global demand for crude oil continues grow at a steady pace. The International Energy Agency (IEA) in its most recent monthly oil market report for October 2017 forecasted global demand for crude oil growing by 1.6 million barrels per day (bpd) in 2017 and by 1.4 million bpd in 2018. The IEA also estimates that global oil demand will reach 100.0 million barrels per day in Q4 2018, which would set a record that in our view will become a key psychological level for the oil markets. In the U.S., the IEA forecasts gasoline demand will average 9.3 million barrels per day in 2017, and 9.4 million barrels per day in 2018, an annual increase of 1%. Reported global demand for oil and refined products are at or near record levels, which is alleviating the supply overhang and in our view supporting a bullish outlook heading into the end of the year and into 2018.

Natural Gas - After being in a bear market for nearly a decade, we believe that commodity fundamentals have significantly improved over the course of 2017 to date. With LNG exports and exports to Mexico reportedly at record levels, the U.S. appears slated to become a net exporter of natural gas for the first time since 1957. We expect U.S. dry gas production to be roughly 71 BCF per day in 2017, while demand and export growth should average about 76 BCF per day. Given this, the natural gas storage glut has been significantly reduced with current storage levels now at the trailing 5-year average as we head into the heating/withdrawal season. A stronger-than-expected heating season driven by colder than average temperatures in key heating regions could send natural gas prices above $4.00 MMBtu.

Our Strategy

Foothills’ strategic objective is to build a portfolio of producing properties that have relatively low operating costs, long lived reserves and upside development potential. The Company’s goal is to build a land bank of over 200,000 acres of proven, probable and prospective reserves during this period of relatively low commodity pricing. Foothills intends to accomplish this by acquiring oil and gas properties with attractive valuation metrics and attractive geological risk/reward profiles that are well positioned to benefit from an improvement in commodity prices. No assurance can be given that we will be able to achieve this objective.

The Company’s primary focus is the Rocky Mountain region, where its consultants and technical staff have conducted oil and gas operations and collectively have in our view developed significantly material operating experience. Management believes that the Company’s tight geographical focus and regional experience, coupled with our strategic industry relationships may advantageously position Foothills to acquire high quality oil and gas assets at attractive valuations in the current environment.

The Company’s acquisitions and roll up strategy is based on identifying undercapitalized, yet attractive oil and gas assets selling at what we anticipate to be a discount to intrinsic value. Foothills focuses on acquiring oil and gas assets that have existing production, with existing infrastructure in place and future developmental potential. Once we acquire oil and gas assets, management expects to target adjacent oil and gas properties with similar characteristics for bolt on acquisitions to increase our geographical acreage position. By consolidating and exploiting additional acreage as part of its rollup strategy, management intends to achieve operating efficiencies to maximize shareholder value.

Wyoming Properties

The principal Wyoming assets owned by the Company consist of non-producing, yet prospective mineral leases spread across four key projects: (i) Springs, (ii) Ladysmith, and (iii) Paw Paw.

Springs Project

Consisting of 38,120 contiguous acres, the Springs project is a multiple objective oil resource play in the Greater Green River Basin. The prospect’s unconventional target is a Niobrara and Mowry fractured shale. Numerous oil and gas shows in the Niobrara and Mowry shales surround the prospect acreage. Foothills has also identified and mapped several conventional drilling targets in the Muddy and Tensleep throughout the prospect area. The Springs project has been reevaluated as a Paleozoic stacked carbonate, dolostone, sandstone resource play dominated by pressure and thermal maturity. The Company is currently working on a proposed unit outline for the BLM, which it plans to submit during Q4.

Tiger Energy Operating, LLC

Tiger Energy Operating, LLC, (“TEO”) is a licensed and bonded oil and gas operator in the state of Utah. TEO is the operator of record for a total of six oil and gas wells situated on 280 acres in the Duck Creek area of the Altamont Bluebell field. In late 2015 and early 2016 these wells were shut-in due to financial issues with the previous owner. Recent work over operations have yielded oil production from the Green River formation from three wells brought back online in Q1 2017, which delivered total revenues of about $96,991 during nine months ended September 30, 2017. However, at the present time, all six (6) wells are currently shut-in and not producing. The Company is working to bring all of these wells back into production during Q4. TEO has cash and surety bonds in place with the Bureau of Land Management, Bureau of Indian Affairs and Utah Department of Natural Resources Division of Oil, Gas and Mining that are valued at about $295,000.

Tiger Energy Partners International, LLC

Tiger Energy Partners International, LLC, (“TEPI”) owns all rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation between Mountain Oil & Gas, Inc. and the MOG Entities (Craig Phillips) and the Ute Indian Tribe (the “Tribe”) of the Uintah and Ouray Reservation, dated December 22, 2014. This GSA is the subject of an administrative approval request made to the BIA, and if approved, as to which no assurance can be given, TEPI will need to obtain substantial additional funds to satisfy its obligations described in the GSA. TEPI also owns all rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012. This GSA is currently being renegotiated by the parties and is expected to be finalized sometime during the following quarter. The Company is bound by confidentiality provisions in the GSA and as such is prohibited from disclosing any additional details.

Tiger Energy Mineral Leasing, LLC

Tiger Energy Mineral Leasing, LLC (“TEML”) owns certain non-operating working interests, with Rig II, LLC, as the operator, in leases located in Duchesne County, Utah. The non-operated working interest currently has two producing wells, which generated revenues of approximately $1,746 during Q2. In addition, TEML also owns a 40% working interest, in the Ladysmith prospect, which increases the Company’s total working interest in this prospect to 75%. TEML also owns all rights and interests pertaining to the Rio Capital Acquisition dated September 25, 2014, pertaining to oil and gas leases in the Altamont-Bluebell field located in Duchesne and Uintah Counties, Utah.

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

Plan of Operations

Current energy prices have exposed attractive U.S. based assets that are poorly capitalized and neglected, which are now selling at discounted prices, providing multiple entry points to acquire attractive oil and gas assets. Foothills intends to acquire dislocated and non-core oil and gas assets from larger exploration and production companies.

Foothills is focused on acquiring and rolling up smaller operators in a considerably fragmented oil and gas market and through consolidation, management believes Foothills can effectively scale its production and acreage position and collectively unlock value in the acquired oil and gas assets to create shareholder value. No assurance can be given that the Company will acquire adequate cash or other resources to be able to attain any of these objectives.

Acquiring additional assets and companies in the Rockies

The Company is targeting acquisitions in a tightly defined geographical area of interest, which meet certain metrics and future development potential. The Company anticipates that these acquisitions will be funded through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and possible institutional offerings in capital market transactions and future reserve based lending activities. Subject to the securing of additional capital, the Company anticipates making additional bolt-on acquisitions of producing properties, which can potentially be leveraged and optimized by applying its technical capabilities and improving operational efficiencies. Although the Company is currently evaluating several prospective acquisitions, which meet its criteria , no assurance can be given that it will be successful in any of these endeavors.

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

Title to Properties

Foothills owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, we anticipate that a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Foothills will conduct a title examination and attempt to cure materially significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate. Foothills properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Foothills’ Utah properties acquired from Total Belief Limited on December 30, 2016, are subject to a certain Bureau of Indian Affairs (“BIA”) Administrative Appeal and a Ute Indian Tribe Global Settlement Agreement, each of which does or may affect title to some, all or none of the properties acquired. Foothills is currently attempting to cure title on these properties, subject to the outcome of the BIA Administrative Appeal, which is still ongoing as of November 14, 2017. To the extent that such defects or disputes exist and cannot be cured, Foothills would suffer title failures, which could result in property valuation impairments and other material adverse consequences to the operations of the Company.

Corporate Headquarters and Subsidiary Locations

We are headquartered in Denver, Colorado, where we have a 4,295 square feet of corporate office space. We also have a 1,532-square foot division office in Houston, Texas, and our indirect subsidiary also maintains a 1,500-square foot office in Woodland Hills, California. Effective May 1, 2017, we signed a 39-month lease for our Denver corporate office and effective April 1, 2017, we signed a 37-month lease for our Houston division office. Our California offices are rented on a month-to-month basis. Total combined rent for all three locations is approximately $16,577 per month and the Company deems them to be adequate for our current operations.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue

We had revenue of $573 for the three months ended September 30, 2017, and no revenues for the three months ended September 30, 2016. We can provide no assurance that we will continue drilling and revenue producing operations or that such drilling and revenue operations, if continued, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. During the three months ended September 30, 2017 and 2016, we incurred $854,443 and $504,980 in selling, general and administrative expenses, $18,592 and $0 in depreciation, depletion and amortization and $45,419 and $0 in impairment of oil and gas properties related to abandonment of Labokay, respectively. The increase in selling and administrative expenses is primarily attributed to the increase of development of newly acquired wells on December 30, 2016, and the Company’s ongoing evaluation of prospective acquisitions.

Other Expenses

Interest expense (income) for the three months ended September 30, 2017 and 2016, was $127,891 and $(86), respectively. The increase in interest expense is primarily attributed to new notes entered into in 2017.

Debt forgiveness

Gain on extinguishment of debt for the three months ended September 30, 2017 and 2016, were $48,407 and $0, respectively. The increase in gain on extinguishment of debt is primarily attributed to a legal settlement and accrued interest forgiven under a note which was paid off during the three months ended September 30, 2017.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2017 and 2016, we recorded a net loss of $997,365 and $504,894, respectively.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue

We had revenue of $99,527 for the nine months ended September 30, 2017, and no revenues for the nine months ended September 30, 2016. We can provide no assurance that we will continue drilling and revenue producing operations or that such drilling and revenue operations, if continued, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. During the nine months ended September 30, 2017 and 2016, we incurred $2,800,984 and $1,365,108 in selling, general and administrative expenses, $55,389 and $0 in depreciation, depletion and amortization and $1,328,637 and $0 in impairment of oil and gas properties related to abandonment of Labokay, respectively. The increase in selling and administrative expenses is primarily attributed to the increase of development of newly acquired wells on December 30, 2016.

Other Expenses

Interest expenses for the nine months ended September 30, 2017 and 2016, were $377,566 and $27,924, respectively. The increase in interest expense is primarily attributed to new notes entered into for the nine months ended September 30, 2017.

Debt forgiveness

Gain on extinguishment of debt for the three months ended September 30, 2017 and 2016, was $48,407 and $0, respectively. The increase in gain on extinguishment of debt is primarily attributed to a legal settlement and accrued interest forgiven under a note which was paid off during the nine months ended September 30, 2017.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2017 and 2016, we recorded a net loss of $4,414,642 and $1,393,032, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred an accumulated loss of $6,449,037 through September 30, 2017, and have a working capital deficit of $10,075,738 at September 30, 2017. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.

On September 30, 2016, we entered into a Securities Purchase Agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000.

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

On May 31, 2017, we entered into a Securities Purchase Agreement with Wilshire Energy Partners, LLC, a principal shareholder, pursuant to which we sold and agreed to issue 200,000 units at a purchase price of $1.00 per unit for an aggregate amount of $200,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. See the Company’s 8-K filed June 5, 2017 with the Commission and exhibit thereto. On September 29, 2017, we issued 100,752 additional shares of common stock and amended warrants to purchase 300,752 shares of common stock of the Company at a strike price of $0.665 per share due to down round feature triggered by warrant issued at a strike price of $0.665 per share on the day.

On June 15, 2017, we entered into a Securities Purchase Agreement with Zhuge Liang, LLC, pursuant to which we sold and agreed to issue 20,000 units at a purchase price of $1.00 per unit for an aggregate amount of $20,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. We received initial $10,000 on June 15, 2017, and the balance of the subscribed amount in July 2017. On September 29, 2017, we issued 10,075 additional shares of common stock and amended warrants to purchase 30,075 shares of common stock of the Company at a strike price of $0.665 per share due to down round feature triggered by warrant issued at a strike price of $0.665 per share on the day.

On June 30, 2017, we entered into a Securities Purchase Agreement with a third party investor, pursuant to which we sold and agreed to issue 25,000 units at a purchase price of $1.00 per unit for an aggregate amount of $25,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. On September 29, 2017, we issued 12,594 additional shares of common stock and amended warrants to purchase 37,594 shares of common stock of the Company at a strike price of $0.665 per share due to down round feature triggered by warrant issued at a strike price of $0.665 per share on the day.

On July 10, 2017, we entered into a Securities Purchase Agreement pursuant to which we sold 25,000 units at a purchase price of $1.00 per unit for an aggregate amount of $25,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. On September 29, 2017, we issued 12,594 additional shares of common stock and amended warrants to purchase 37,594 shares of common stock of the Company at a strike price of $0.665 per share due to down round feature triggered by warrant issued at a strike price of $0.665 per share on the day.

Management believes that its existing cash on hand will only be sufficient to fund its operations for a short period of time. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company’s efforts will be successful in any of these endeavors, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2017 and 2016, we used $1,785,870 and $1,044,232 of cash in operating activities, respectively. Non-cash adjustments included $1,328,637 and $0 related to assets written off, $848,683 and $26,872 related to stock compensation expense, $15,497 and $0 in deferred rent, $172,534 and $0 related to amortization of debt discount, $55,389 and $0 in depreciation and amortization, $8,751 and $0 related to accretion of asset retirement obligation, gain on settlement of debt and contingent liability of $48,407 and $0 and net changes in operating assets and liabilities of $247,688 and $321,928, respectively.

Investing Activities

During the nine months ended September 30, 2017, we used $1,814,435 net cash in investing activities for acquisition of an oil and gas property. During the nine months ended September 30, 2016, we acquired $97,920 in oil and gas property.

Financing Activities

During the nine months ended September 30, 2017, we received $2,870,000 net cash from financing activities, which includes $1,250,000 in proceeds from the issuance of related party notes payable, $2,300,000 in proceeds from the issuance of unrelated party notes payable, $1,000,000 in repayments to notes payable, $50,000 in proceeds from the issuance of convertible note payable and $270,000 in proceeds from issuance of 270,000 units at a purchase price of $0.665 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $0.667 per share. During the nine months ended September 30, 2016, we received $2,400,000 net cash from financing activities, which includes $2,000,000 in proceeds from sales of common stock and $400,000 in proceeds from issuance of notes payable.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to the following legal proceedings:

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC. (Case Number 169000023, Eighth District Court-Roosevelt Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by Tiger Energy Operating, LLC (TEO), concerning the workover of wells in Duchesne County, Utah, in the amount of $64,470. The Company and SCI Welding reached an agreement to settle the matter for $35,000. SCI Welding is in receipt of such settlement funds. Prior to October 10, 2017, the parties had agreed that a Stipulated Motion to Dismiss was to have been filed by opposing counsel. Upon filing this Motion, all claims against Tiger Energy Operating in the underlying case no. 169000023 will have been resolved with no further judicial intervention required.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC., (Case No. 160800005 Eighth Judicial District Court in and for Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO for services performed by plaintiff, which existed at the time of acquisition. A default judgment in the amount of $159,965 was obtained on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco has filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County. A Motion to Set Aside a sheriff’s sale concerning these properties was filed based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by the Plaintiffs. The matter remains unresolved as of the filing of this report. The Company and Graco are in negotiations to settle this matter but as of the date of this report no firm settlement agreement had yet been reached by the parties.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 Eighth Judicial District Court in and for Uintah County, State of Utah)

This case was filed on September 11, 2017 and concerns the collection of unpaid debt owed by Foothills Exploration Operating, Inc., a wholly-owned subsidiary of the Company, for services performed by plaintiff in the amount of $49,689 for unpaid accounts in connection with its workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgement for the full amount of the suit was agreed to by the parties and filed with the court on or around October 10, 2017.

In February 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. Consequently, the Labokay test well was plugged and abandoned in February 2017. Since the well was not commercially viable, the Company’s working interest in the underlying mineral lease terminated and we no longer have title to said property.

The three civil suits filed below were all filed against Foothills Petroleum Operating, Inc. (“FPOI”), a wholly-owned subsidiary of the Company, and all stem from unpaid accounts in connection with drilling of the Labokay test well.

R.W. Delaney Construction Company vs Foothills Petroleum Operating, Inc. (Cause No. 2017-CV-0330 – County Court of Adams County, Mississippi)

This case was filed on September 18, 2017, and concerns the collection of unpaid debt owed by FPOI for services performed by plaintiff in the amount of $72,495.00 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. The Company is in the process of retaining counsel and plans to file a response with the court in the near future.

Performance Drilling Company, LLC vs Foothills Petroleum Operating, Inc. (Case No. 2017-3916 G Fourteenth Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, and concerns the collection of unpaid debt owed by FPOI for services performed by plaintiff in the amount of $205,251.24 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. The Company is in the process of retaining counsel and plans to file a response with the court in the near future.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs Foothills Petroleum Operating, Inc. (Case No. 201711013-E – Fifteenth Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017, and concerns the collection of unpaid debt owed by FPOI for services performed by plaintiff in the amount of $53,943.53 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. The Company is in the process of retaining counsel and plans to file a response with the court in the near future.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Current Report on Form 10-K filed on April 14, 2017, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, the Company issued 406,015 shares of common stock to various parties for cash, in the amount of $270,000. The Company utilized these proceeds for general operating purposes.

During the nine months ended September 30, 2017, the Company issued 275,000 shares of common stock to various third parties for services, valued at $453,500.

During the nine months ended September 30, 2017, the Company issued 160,000 shares of common stock for services to CEO and directors in the amount of $3,541.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Foothills Exploration, Inc. **

3.2	Bylaws of Foothills Exploration, Inc., as currently in effect

10.1	Share Exchange Agreement between Registrant and Foothills Petroleum, Inc., dated May 27, 2016**

10.2	Securities Purchase Agreement between Registrant and Berwin Trading Limited dated June 30, 2016**

10.3	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated December 23, 2015**

10.4	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated April 5, 2016**

10.5	Form of Convertible Promissory Note**

10.5	Form of Wilshire Warrant**

10.6	Form of Zhuge Liang Warrant **

10.7	Business Development Services Agreement with Wilshire Energy Partners LLC and Aegis International LLC**
10.8	Executive Director Agreement between Foothills Petroleum, Inc. and Alex M. Hemb dated March 24, 2016**

10.9	Executive Director Agreement between Foothills Petroleum, Inc. and Christopher Jarvis dated March 24, 2016**
10.10	Executive Employment Agreement between registrant and Ritchie Lanclos dated August 11, 2016**

10.11	Executive Employment Agreement between registrant and Eleazar Ovalle dated August 15, 2016**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

Date: November 14, 2017	FOOTHILLS EXPLORATION, INC.

	By:	/s/ B.P. Allaire
B.P. Allaire
Chief Executive Officer

