Form 10-K
period 2017-12-31
FOOTHILLS EXPLORATION, INC.
filed 2018-04-17
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-190836

FOOTHILLS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3439423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

633 17 th Street, Suite 1700 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(720) 449-7478

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Otcmarkets.com

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

On June 30, 2017, 3,903,759 shares of common stock were held by non-affiliates and had an aggregate value of $5,972,741 based on the average closing bid and ask of $1.53 per share as reported by the OTCQB market.

As of April 10, 2018, there were 14,900,627 shares of common stock outstanding.

EXPLANATORY NOTE:

This Annual Report for the fiscal year ended December 31, 2017, contains financial statements which have not been audited by our independent registered public accounting firm in accordance with Article 2 of SEC Regulation S-X. The Company intends to file an amendment to this Annual Report to include the audited financial statements together with the report from our independent registered public accountant as soon as practicable.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” “plan,” “aim”, or the negative of these words or other variations on these words or comparable terminology. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report and those factors outlined below:

●	our ability to acquire adequate funds to meet operating capital and satisfy debt obligations;

●	our ability to obtain or access additional capital in connection with acreage acquisitions;

●	our ability to successfully develop our acquisition of undeveloped and developed acreage and other assets acquired in December 2016 from Total Belief Ltd., a subsidiary of New Times Energy Corp., an entity whose securities trade on the Main Board of the Stock Exchange of Hong Kong Ltd., and to integrate the operations relating thereto with our existing operations and realize the benefits of such acquisition;

●	our current financial position;

●	risks associated with current and/or future potential litigation against the Company and/or its subsidiaries, including risks of asset seizures;

●	our business strategy, including the use of independent contractors;

●	meeting our forecasts and budgets;

●	expectations regarding natural gas and oil markets in the United States;

●	further or sustained declines in natural gas and oil prices;

●	operational constraints, start-up delays and production shut-ins at both operated and non-operated properties;

●	risks associated with bringing shut in wells into commercial levels of production;

●	risks associated with exploration, including cost overruns and drilling of non-economic wells or dry holes, especially in prospects in which we have made a relatively large capital commitment relative to the size of our capitalization structure;

●	timing and successful drilling and completion of natural gas and oil wells;

●	availability of capital and the ability to repay indebtedness when due;

●	availability and cost of rigs and other materials and operating equipment;

●	timely and full receipt of sale proceeds from the sale of our production;

●	the ability to find, acquire, market, develop and produce new natural gas and oil properties;

●	interest rate volatility, which might affect the Company’s borrowing costs;

●	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

●	the need to take impairments on our properties due to lower commodity prices;

●	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;

●	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

●	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;

●	actions or inactions of third-party contractors;

●	actions or inactions of third-party operators of pipelines or processing facilities;

●	the ability to find and retain skilled personnel;

●	strength and financial resources of competitors;

●	Federal, tribal and state legislative and regulatory developments and approvals;

●	worldwide economic conditions, which may impact the market price of oil and/or natural gas and thereby affect the Company’s net revenues from oil and/or natural gas production;

●	the ability to construct and operate infrastructure, including pipeline and production facilities, in the event this is required for the Company to produce oil and/or natural gas from its properties;

●	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;

●	expanded rigorous monitoring and testing requirements; and

●	our ability to obtain insurance coverage on commercially reasonable terms.

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

In May 2016, Foothills Petroleum Inc., a Nevada corporation, (“FPI”) acquired over 56.4 million shares of the Company’s common stock (after giving effect to 4:1 forward split of our shares in May 2016), constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”).

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

Prior to the Share Exchange, the Company had minimal assets and recognized no revenues from operations and was accordingly classified as a shell company. On June 24, 2016, we filed an amendment to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule 12b-2 of the Exchange Act. In light of closing the Share Exchange transaction with the shareholders of FPI, the Company became actively engaged in oil and gas operations through its wholly owned subsidiary.

On June 30, 2016, we entered into a securities purchase agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000, and in July 2016, the Company received the funds. For a more complete description of this transaction please see our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 7, 2016.

On August 4, 2016, we were advised that the Financial Industry Regulatory Association had approved (i) our name change from Key Link Assets Corp. to Foothills Exploration, Inc., and (ii) a change of trading symbol from KYLK to FTXP. Please see our Form 8-K filed with the SEC on August 9, 2016.

Our principal office is located at 633 17th Street, Suite 1700, Denver, Colorado 80202. Our telephone number is (720) 449-7478. Our website address is www.foothillspetro.com.

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

Our principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited (“Berwin”) with principal and interest due upon maturity on May 6, 2017. On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company.

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (“Full Wealth”) with principal and interest due upon maturity on or before May 5, 2017. On May 18, 2017, Full Wealth sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth acquired this note back from Gold Class and the Company issued a new debenture with a 60-day term and 10% interest per annum to Full Wealth. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and recorded remaining accrued interest in amount of $30,000 as gain on debt forgiveness.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, issued in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note recites that it accrues no interest during its term and is due and payable in full on or before its maturity date. Foothills recorded $342,804 imputed interest as debt discount. This amount of $342,804 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the year ended December 31, 2017, we amortized $228,536 debt discount into interest expense. The Company has reduced the value of its oil and gas properties in the proportion of the debt discount allocated to the Note.

●

A convertible promissory note in amount of $50,000 was issued to an unrelated party on May 10, 2017, bearing an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note. On October 19, 2017, the Company agreed to extend the allowable conversion period provided under this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. At December 31, 2017, $50,000 of principal was outstanding under the Note. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

●	A promissory note to Profit Well Limited, a Hong Kong limited liability company, issued on August 9, 2017, in the amount of $1,050,000. The promissory note bears an annual interest rate of 13.5% and was initially payable on September 8, 2017. The Company received the funds under the foregoing note on August 10, 2017. The funds received pursuant to the Note principally have been used to repay the Full Wealth debenture, dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company.

●

A promissory note and three tranches of warrants issued on September 29, 2017, to an unaffiliated investor for an aggregate consideration of $250,000. This promissory note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. The obligations under the promissory note were personally guaranteed by Kevin J. Sylla, Executive Chairman of the Company. If principal is not paid on or before January 2, 2018, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Since January 23, 2018, the Company and the investor have been in ongoing discussions to extend the term of this Note. On March 28, 2018, the investor acknowledged that the Company is not in default regarding this Note and reaffirmed its belief that the Company will either extend the Note’s due date or repay its obligation on terms that are mutually satisfactory.

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2017, the Company amortized $105,272 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $2,264. At December 31, 2017, $250,000 of principal was outstanding under the Note.

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

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by the transaction described above, we issued 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from us, at a $1.00 per unit, with each unit consisting of one share and one warrant. See our Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as interest expense under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

●	A convertible promissory note in the principal amount of $267,500, with net proceeds of $250,000 before giving effect to certain transactional costs including legal fees, was issued to FirstFire Opportunity Fund, LLC, on November 17, 2017. As part of this transaction we also issued:

●	warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share; and

●	60,000 shares of the Company’s restricted common stock.

The convertible note accrues interest of 8% per annum and is due and payable on August 17, 2018. The warrants are subject to adjustment in certain events such as forward or reverse stock splits or if subsequent financings are at terms that are more favorable to persons in subsequent issuances of securities. The convertible note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of $0.665 per share, subject to adjustment under certain events, and the Company has the option but not the obligation to repay the outstanding principal of the convertible note, in whole or in part, within six months from the closing date, by paying 115% of the principal amount then owing, plus any accrued and unpaid interest to avoid conversion under the convertible agreements. The convertible note may not be prepaid from 180 days after closing until maturity and is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of the convertible note will be used for general corporate and working capital purposes. No broker-dealer or placement agent was retained or involved in this transaction. See 8-K report filed with the SEC on November 17, 2017 for more information.

●	A promissory note was issued on November 1, 2017, to the Law Offices of Aaron A. Grunfeld or its successors or assigns (the “Holder”), the Company’s outside general counsel, for a principal amount of $120,629 in exchange of legal services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018.

From inception in December 2015 through the period ended December 31, 2017, we produced limited revenues from our business and principal properties and are currently an exploration stage company. Prior to January 2017, we had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of December 31, 2017, we had the rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of the Ironwood prospect that are subject to drilling a well in 2017. Since we do not expect to drill a test well on the Ironwood prospect prior to the end of 2017, this acreage will not be earned.

During the period ended December 31, 2017, Foothills continued to evaluate, consider and perform due diligence on several prospective acquisitions of producing oil and gas properties located in the U.S. Rocky Mountain region. On May 10, 2017, we entered into a purchase and sales agreement (PSA) with an undisclosed seller to acquire approximately 49,600 net acres held by production in the Piceance Basin in Utah and Colorado. The acquisition was anticipated to close on or before June 30, 2017, however we agreed with the seller agreed to terminate the PSA by mutual agreement, and we did not consummate the acquisition. For the period ended December 31, 2017, we also submitted several additional letters of intent and indications of interest to other prospective sellers of producing assets, which unfortunately never progressed to the PSA stage of negotiations. Management continues to seek out and evaluate potential joint ventures with industry partners and other prospective acquisitions of producing oil and gas assets, which meet our criteria. We anticipate consummating one or more prospective acquisition of producing properties during the current fiscal year, which will be accretive to earnings and provide a platform for future revenue growth.

Market Environment

The U.S. energy markets finished strong in 2017 as improving fundamentals for both oil and natural gas buoyed energy prices going into the close of the year. Looking ahead in 2018, we believe the U.S. energy markets improving fundamentals will continue to strengthen and will position the U.S. as a global leader for producing fossil fuels and lead to further growth of U.S. exports. We also expect an uptick in price volatility heading into 2018. Our bias is moderately bullish at current levels for both WTI oil prices and natural gas prices as strong global demand for products is partially offset by rising oil and natural gas production out of U.S. shale formations.

Oil – The prevailing theme in 2017 was OPEC and Non-OPEC producing nations’ production cuts and extensions of these cuts throughout the year. In the 4Q of 2017, OPEC had announced extending the cuts once again in 2018. The production cuts have gained traction as the global oil markets’ supply/demand rebalanced and global stock piles haven decreased materially. For 2018, we see a second prevailing theme emerging, which is global demand. The International Energy Agency (IEA) in its most recent monthly oil market report for February 2018 is forecasting global demand to increase by 1.4 million barrels per day in 2018 with peak demand of 100.0 million barrels per day in the 4Q of 2018. The Energy Information Administration (“EIA”), in its “Short-Term Energy Outlook” dated March 6, 2018 is forecasting that U.S. crude oil production will average 10.7 million b/d in 2018, which would mark the highest annual average U.S. crude oil production level, surpassing the previous record of 9.6 million b/d set in 1970. In the same report, the EIA is forecasting WTI oil prices to average $58 a barrel for both 2018 and 2019.

Natural Gas – The Energy Information Administration (“EIA”), in its “Short-Term Energy Outlook” dated March 6, 2018 estimates that U.S. dry natural gas production averaged 73.6 billion cubic feet per day (Bcf/d) in 2017. The EIA forecasts that natural gas production will average 81.7 Bcf/d in 2018, establishing a new record. That level would be 8.1 Bcf/d higher than the 2017 level and the highest annual average growth on record. The EIA forecasts dry gas consumption will average 78.19 billion cubic feet per day (Bcf/d) while net exports will average 2.09 billion cubic feet per day (Bcf/d) in 2018. The EIA expects Henry Hub spot prices to average $2.99/MMBtu for all of 2018. In 2019, EIA forecasts prices will average $3.07/MMBtu. No assurance can be given that this outlook will prove to be accurate.

Our Strategy

Foothills Exploration’s strategic objective is to build a portfolio of producing properties that have low operating costs, long lived reserves and upside development potential. Foothills’ goal is to build a land bank of over 200,000 acres of proven, probable and prospective reserves during this period of relatively low commodity pricing. Foothills intends to accomplish this by acquiring oil and gas properties with attractive valuation metrics and attractive geological risk/reward profiles that are better positioned to benefit from an improvement in commodity prices. Foothills’ primary focus is the Rocky Mountain region, where its consultants and technical staff have conducted successful oil and gas operations. The Company’s geographical focus, regional experience and strategic industry relationships advantageously position the Company to acquire high quality oil and gas assets at attractive valuations in the current environment.

The Company’s acquisitions and roll up strategy is based on identifying high-quality, non-core, stranded and distressed assets in the U.S. Rocky Mountain region, which are selling at a discount to intrinsic value. The Company is primarily focused on acquiring oil and gas assets that come with current production, existing infrastructure in place and future developmental potential. Acquired assets are subsequently optimized to maximize production and create shareholder value. The Company’s strategy includes targeting adjacent oil and gas properties with similar characteristics for bolt on acquisitions to increase its total acreage in a concentrated geographical area, enabling us to optimize the profitable operation of those assets. The business of the Company involves:

●	Identifying, evaluating and making strategic acquisitions of producing oil and gas properties;

●	Integrating, optimizing and operating the assets acquired;

●	Developing the properties to grow proved reserves; and

●	Consolidating additional acreage nearby existing controlled acreage.

Foothills seeks to acquire high quality oil and gas assets that have been underexplored and underdeveloped. The industry’s recent flight to the Permian and Delaware Basins has encouraged major exploration and production companies to divest of quality non-core assets in other (secondary) basins in other regions, such as the Rocky Mountains, in order to generate cash for reinvestment into their core (primary) target investment basins like the Permian or Delaware Basins. The Company aims to achieve a lower cost of entry and generate an overall better return on invested capital by acquiring assets at a discount to inherent value, optimizing and developing those assets and then operating those assets profitably, even at current energy prices. Management believes that accomplishing these objectives will create and maximize shareholder value in the long term.

Wyoming Properties

The principal Wyoming assets owned by the Company currently consist of non-producing, yet prospective mineral leases in the Ladysmith project.

Ladysmith Project

Foothills owns a 75% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin. Foothills’ has conducted two BLM onsite inspections to date and work continues on a surface access use agreement, completion of drilling unit outline and a schedule for BLM area and depth meeting in the near term. Spring conditions will soon enable Foothills to gain access to prospect area and commence Right of Way (ROW) application, surveying and archeology study. Additional BLM acreage acquisition and federal unit formation are continued processes, with detailed development plans for surface use being formulated.

Springs Project

During Q4 2017, the Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management l it was not in the best interest of the Company to continue exploratory efforts onthis speculative, wildcat play., Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $150,593, during the year ended December 31, 2017.

Paw Paw Project

The Paw Paw project is a 3-D seismic defined prospect, which covers 4,467 acres and is a direct analog to the highly productive Tensleep Formation “Enigma” Field (EUR 3.7 million barrels of oil) located only two miles to the south. The Tensleep Formation has a history of prolific area production with two nearby analogues. The Paw Paw project has potential from primary and secondary recovery of up to 2 million barrels of oil. On December 11, 2016, the Company completed drilling operations on the Paw Paw Federal #1 test well. The Big Horn County Wyoming test well reached total depth in the Madison Formation and the Company successfully logged and acquired valid data to further evaluate the project’s potential. The Company’s technical team and consulting geological firm, Geopinion® Inc., is continuing to evaluate test well results and further interpret and analyze 3D seismic data in order to identify favorable potential future locations for possible commercial wells. The test well has been temporarily abandoned while the parties continue to analyze results during the evaluation stage.

The Paw Paw Federal #1 test well reached total depth in the Madison Formation after drilling an anticipated stratigraphic section and thrust fault. Oil shows were found in the Muddy, Phosphoria, and Madison formations. The Phosphoria is a regionally productive formation and could end up being the secondary zone in sidetrack operations should that type of operation be deemed commercially economic. Upon evaluation of the test well’s seismic structural position and analysis of modern well log data, the technical team has determined that a successful sidetrack operation is likely to yield commercial oil reserves from the Tensleep and any other sands with oil shows and concurred that the test well, which is temporarily abandoned, should be considered for re-entry. The Company intends to sidetrack this well with the objective of eventually completing this well to produce commercial quantities of hydrocarbons from the target formation. We encountered a fault while drilling the well, which required additional geological and engineering work. The Company has since mapped out the issue and intends to continue drilling operations. The Company has deferred recommencing drilling operations because certain lease title issues were encountered during the period of geological discovery, which the Company is currently working to mend. The Company intends to recommence continuous operations with the objective of sidetracking this well to produce commercial quantities of hydrocarbons from the target formation during Q3 2018, once certain wildlife stipulations affecting oil and gas operations on the BLM lands surrounding this well come to an end. No assurance can be given that these precise efforts by our experienced technical team and our further development efforts of the prospect, including further drilling activity, will yield a commercially successful well.

Ironwood Project

The Company had intended to drill a test well on the Ironwood prospect during the first half of 2017 but was unable to do so within the agreement term and as such, the Company failed to earn into this prospect to hold the acreage from current production and no longer has any rights to this project. During the second half of 2017 Management decided to focus its full attention on acquiring and developing properties with existing reserves and infield development opportunities rather than take additional wildcat drilling risk on any prospect.

Utah Properties

Tiger Energy Operating, LLC

Tiger Energy Operating, LLC, (“TEO”) is a licensed and bonded oil and gas operator in the state of Utah. TEO is the operator of record for a total of six oil and gas wells situated on 280 acres in the Duck Creek area of the Altamont Bluebell field located in Uintah County Utah. In January 2017, the Company successfully worked over two Duck Creek wells obtaining production from the Green River formation. During the calendar year 2017, the Company sold a total of approximately 2,137 barrels of oil, which were produced from three of its Duck Creek wells. The Company has developed a Duck Creek optimization program and seeks to raise approximately $900,000 to complete workover operations on these wells, which are expected to increase total production to approximately 210 barrels of oil per day. Management anticipates obtaining the necessary capital enabling the Company to implement this workover program during the current fiscal year. TEO has cash and surety bonds in place with the Bureau of Land Management, Bureau of Indian Affairs and Utah Department of Natural Resources Division of Oil, Gas and Mining that are valued at about $295,000.

Tiger Energy Partners International, LLC

Tiger Energy Partners International, LLC, (“TEPI”) owns all rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation between Mountain Oil & Gas, Inc. and the MOG Entities (Craig Phillips) and the Ute Indian Tribe of the Uintah and Ouray Reservation, dated December 22, 2014. TEPI also owns all rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012. TEPI expects to move forward with this transaction in 2018 via a revised Global Settlement Agreement with the parties to said agreement.

Tiger Energy Mineral Leasing, LLC

Tiger Energy Mineral Leasing, LLC (“TEML”) owns non-operated working interest in certain leases located in Duchesne County, Utah, which were previously operated by Rig II, LLC. In 2017, Rig II, LLC, sold its operating rights in said leases to Crescent Point Energy Corp. (NYSE: CPG), who is the current operator of record for these leases. The Company realized approximately $4,532 in total net revenues during 2017 from this non-operated working interest. In addition, TEML also owns a 40% working interest, in the Ladysmith prospect, which brings the Company’s total working interest in this prospect to 75%. TEML also owns all rights and interests pertaining to the Rio Capital Acquisition dated September 25, 2014, pertaining to oil and gas leases in the Altamont-Bluebell field located in Duchesne and Uintah Counties, Utah.

Utah Operations

In January 2017, the Company successfully worked over two wells in its Duck Creek project obtaining production from the Green River formation. During the calendar year 2017, the Company sold a total of approximately 2,137 barrels of oil, which were produced from three of its Duck Creek wells. As of the date of this report, these wells were in a non-producing state, but the Company plans to bring these wells back into production in the near term, as soon as it is practical to do so. The Company had anticipated reworking the remaining wells in its Duck Creek project during the latter half of 2017 but was unable to do so due to capital constraints. However, the Company anticipates being able to execute on the Duck Creek rework program during the current fiscal year, assuming the necessary drilling capital (~ $900,000) is secured for this project.

Plan of Operations

Over the near-term the Company believes that it is well positioned to capitalize on the current relatively low-price environment. Foothills intends to acquire dislocated oil and gas assets as well as non-core assets from larger exploration and production companies seeking to divest assets in secondary basins as the industry continues its migration to the Permian and Delaware Basins. In addition to a favorable macroeconomic environment for acquiring attractive oil and gas assets, management intends to leverage Foothills’ geographical focus in the Rocky Mountain region. Foothills is focused on acquiring and rolling up smaller operators in a considerably fragmented oil and gas market and through consolidation, management believes Foothills can effectively scale its production and acreage position and collectively unlock value in the acquired oil and gas assets to create shareholder value.

Acquiring Additional Assets

On May 10, 2017, the Company entered into a purchase and sale agreement (PSA), with an undisclosed seller, to acquire 67,330 gross acres (49,600 net acres) held by production in Utah and Colorado. This acquisition was anticipated to close by or before June 30, 2017, such closing being subject to traditional representations, warranties, covenants and adjustments including, but not limited to lien releases, cures of any defective title matters, satisfaction of leases and amendments thereto. However, in August 2017, the parties by mutual agreement terminated the PSA.

The Company is currently targeting several prospective acquisitions in a tightly defined geographical area of interest, which meet certain metrics and future development potential. Management’s current focus has shifted to oil-weighted projects, given crude’s moderate recovery in recent months and the desire to diversify the Company’s current natural gas-weighted projects. The Company anticipates that future acquisitions will be funded through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and institutional offerings in capital market transactions and future reserve-based lending activities. Subject to the securing of additional capital, the Company anticipates the expenditure of up to $45 million to fund additional bolt-on acquisitions of producing properties, which can potentially be leveraged and optimized by applying its technical capabilities and improving operational efficiencies. Although the Company is currently evaluating several prospective acquisitions, which meet its criteria and anticipates making an announcement regarding its next acquisition in the near term, no assurance can be given that it will be successful in any of these endeavors.

Retain Operational Control and Significant Working Interest

In its principal acquisition and development targets, the Company aims to preserve operational control of its development and drilling activities. As the operator for its projects, the Company retains more control over the timing, selection and process of drilling prospects and completion design, which enhances its ability to maximize the return on invested capital and gives greater control over the timing, allocation and amounts of capital expenditures. However, the Company will always evaluate and consider making strategic acquisitions of non-operated working interest in certain projects with world-class operators that are located within our geographical areas of interest.

Non-Operated Working Interest in Projects with World-Class Operators

On October 19, 2017, the Company announced that it had acquired a 21% non-operated working interest in two (2) horizontal gas wells in the Uinta Basin from an undisclosed party. Both wells are operated by EOG Resources, Inc. (NYSE: EOG). These wells fit with the Company’s overall growth strategy for the Basin and provides us with the ability to gain insight from a world-class operator. In February 2018, the Company announced the successful drilling, completion and flow testing of the Stagecoach 111-20H and Stagecoach 117-20H horizontal wells, both of which are now producing natural gas in commercial quantities. Both wells have been online since late December 2017 and production tubing is expected to be set in the near term. These two successful horizontal wells will generate production and net cash flow for the Company and are expected to payout within 30 months. Both wells have been classified as confidential by the operator with the State of Utah Division of Oil, Gas and Mining.

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

We have no significant revenue history and have a short history of operations.

We have only recently begun operations in the oil and gas industry. From its inception in December 2015 through December 31, 2017, Foothills produced limited revenues from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

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

Our operating capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation. We are currently seeking to raise more than $5 million and are currently engaged in discussions with financing sources. The Company is currently evaluating several potential acquisitions and will likely need additional capital in the form of equity or debt, including possible bank debt. Such funds are not currently committed and no assurance can be given that we will be able to secure such financing on favorable terms or on any terms at all. The failure to obtain such funds will have a negative impact on our ability to fund daily activities and materially and adversely affect the execution of our business plan.

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

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, drilling, production and acquisition of properties, crude oil, natural gas and natural gas liquids reserves. We intend to finance our future capital expenditures primarily with sales of our securities, cash flow from operations as well as privately secured and institutionally obtained borrowings. Our cash flow from operations and access to equity and debt capital is subject to a number of variables, including:

●	Our anticipated, probable and proved reserves.

●	The level of crude oil, natural gas and natural gas liquids we are or might be able to produce from existing wells.

●	The prices at which crude oil, natural gas and natural gas liquids are sold.

●	Our ability to acquire, locate and produce new reserves and valuable acreage prospects.

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

As of December 31, 2017, we have warrants issued and outstanding exercisable into 2,683,515 shares of our common stock, that are exercisable in whole or in part, at exercise prices which range from $0.665 per share up to $4.00 per share. The weighted average exercise price is $1.56 per share. The exercise of the warrants into shares of our common stock may have a dilutive effect to the holdings of our existing shareholders.

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

Delaware and Nevada statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Financial Statements contained in this report are unaudited.

The financial statements included in this report are unaudited and subject to adjustment upon completion of the audit process. As a consequence, investors should not place undue reliance on these financial statements. Although management believes that the financial statements are accurate in all material respects, no assurance can be given that those financial statements upon completion of the audit process will not require materially negative adjustment.

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

Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Natural gas and crude oil prices recovered moderately in 2017 and have continued to increase moderately through the first quarter of 2018. The markets for these commodities are volatile and prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness, and our ability to raise additional capital through the sale of our securities or other capital raising techniques. Lower prices also affect the amount of natural gas and oil that we might economically produce. Factors that can cause price fluctuations include:

●	Overall economic conditions, domestic and global;

●	The domestic and foreign supply of natural gas and oil;

●	The level of consumer demand for refined products;

●	Adverse weather conditions and natural disasters;

●	The price and availability of competitive fuels such as LNG, heating oil and coal;

●	Political conditions in the Middle East and other natural gas and oil producing regions;

●	The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) and other oil exporting nations to agree to and maintain oil price and production controls;

●	Domestic and foreign governmental regulations;

●	Special taxes on production;

●	Access to pipelines and gas processing plants; and

●	The loss of tax credits and deductions.

A substantial or extended decline in natural gas and oil prices could have a material adverse effect on our access to capital and the quantities of natural gas and oil that may be economically produced by us.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and net present value of our reserves. The Company’s current estimates of reserves could change, potentially in material amounts, in the future, in particular due to fluctuations in commodity prices.

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

The prices used in calculating our estimated proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. Commodity prices recovered moderately in 2017 and 2018 to date, and if such prices should fluctuate significantly, our future calculations of estimated proved reserves may also fluctuate accordingly.

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

You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC rules, we will base the estimated discounted future net revenues from proven reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months. Actual future prices may be materially higher or lower than the SEC pricing used in these calculations. Actual future net revenues from crude oil and natural gas properties will be affected by factors such as:

●	the actual prices we receive for sales of crude oil and natural gas;

●	the actual cost and timing of development and production expenditures;

●	the timing and amount of actual production; and

●	changes in governmental regulations or taxation.

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

We are a “penny stock” company. Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000, excluding the primary residence, or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, this rule will affect the ability of purchasers of our common stock to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated.

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

At December 31, 2017, we have warrants issued and outstanding exercisable into 2,683,515 shares of our common stock at exercise prices which range from $0.665 per share up to $4.00 per share. The weighted average exercise price is $1.56 per share. They are exercisable in whole or in part. The exercise of the warrants into shares of our common stock likely would have a dilutive effect to the holdings of our existing shareholders.

Rule 144 sales in the future may have a depressive effect on our stock price.

Outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of at least 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

●	Variations in our quarterly operating results;

●	Loss of a key relationship or failure to complete significant transactions;

●	Additions or departures of key personnel; and

●	Fluctuations in stock market price and volume.

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

Additional risks and uncertainties may materially adversely affect our business, financial condition and/or operating results.

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

At December 31, 2017, our indirect subsidiaries were parties to the following contested matters:

Utah Wells

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC (Case No. 169000023, 8th District Court, Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO, relating to the work over of wells in Duchesne County, Utah, in the amount of $53,407. On September 29, 2017, the TEO and SCI Welding reached an agreement to settle the matter for $35,000 and SCI Welding is in receipt of these settlement funds. A Stipulated Motion to Dismiss (signed by all parties) and an Order by the Court Dismissing Case was filed on October 11, 2017. This is a final settlement of this matter with no further judicial action required.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC (Case No. 160800005 8th Judicial District Court, Duchesne County, State of Utah)

Plaintiff (Graco) in this case sought collection of unpaid debt incurred by TEO for services rendered. Pursuant to this action a default judgment in the amount of $159,965 was obtained by Plaintiff on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County executing on properties not owned by our subsidiary company. A Motion to Set Aside the sheriff’s sale concerning these properties was filed with the court based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which time a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by Graco. A writ of execution was again issued to seize the property of this subsidiary on March 8, 2018. No return of asset seizure has been filed.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017 for collection of unpaid services and materials incurred by Foothills Exploration Operating, Inc. (“FEOI”), a wholly-owned indirect subsidiary of the Company, in the amount of $49,689 in connection with a work over of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937 was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018.

Peak Well Service, LLC v. Tiger Energy Operating, LLC (Case No. 2:16-CV-00957-EJF United States District Court for the District of Utah Court)

Peak Well Service, LLC (“Peak”), filed mechanics and materialman’s liens against the Wilkins, Rust 2 Well, Dye Hall 2, Rust 3, and Josie 1 wells operated by TEO for unpaid accounts in connection with work on these wells. A settlement was reached between TEO and Peak pursuant to a confidential settlement agreement. Pursuant to the settlement agreement, lien releases on each of these well liens were filed on February 8, 2017. This settlement is a final resolution of this creditor claim. TEO was represented in these matters by Holland & Hart, Salt Lake City, Utah.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal,	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remains unchanged, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the Global Settlement Agreement described in the above memorandum. The Tribe and Tiger remain in discussion regarding urging final approval of the Global Settlement Agreement by the Regional Director.

Labokay Well – Parish of Calcasieu, State of Louisiana

In February 2017, FPOI drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. Consequently, the Labokay test well was plugged and abandoned in February 2017. Since the well was not commercially viable, the FPOI’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. The Labokay-related civil suits described below were filed against FPOI, a wholly-owned indirect subsidiary of the Company arising from unpaid accounts in connection with drilling of the Labokay test well.

R.W. Delaney Construction Company vs. Foothills Petroleum Operating, Inc. (Cause No. 2017-CV-0330 – County Court of Adams County, Mississippi)

This case was filed on September 18, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff (R. W. Delaney) in the amount of $72,495 in connection with drilling of the Labokay test well in Calcasieu Parish, Louisiana. On January 22, 2018, Delaney obtained Judgment against FPOI in the amount of $103,578. The attorneys for Delaney extended an offer of settlement by letter with a payment plan proposed, which the Company is considering.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus an additional sum for reasonable attorney’s fees in the amount of $2,500, and all costs of the court.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,944 in connection with the Labokay test well in Calcasieu Parish, Louisiana. As of March 30, 2018, no further judicial action has been issued by the court.

Canal Petroleum Products, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-6574; DIV. C – 15TH Judicial District Court, Lafayette Parish, Louisiana)

This case was filed on November 14, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $35,981 for unpaid accounts in connection with its drilling of the Labokay test well. On January 25, 2018, a default judgment was entered against FPOI in the amount of $35,981.08 in inclusive of interest as of September 6, 2017; plus, finance charges (interest) continuing to accrue after September 6, 2017, of one and one-half percent (1.5%) per month (18% per annum) until paid on the unpaid principal amount of $32,956; plus, legal fees of $8,239 together with related court costs. As of March 30, 2018, no further judicial action has been issued by the court.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,243.78, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $51,274.93, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

Schlumberger Technology Corporation vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004618; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $28,904 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $28,904.01, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

We currently are not a party to any other material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

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

Our common stock is thinly traded, and any reported sale prices may not be a true market-based valuation of our common stock.

	High	Low
Fiscal Year 2016

First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter (from August 9, 2016)	$1.85	$1.54
Fourth Quarter	$2.04	$1.75

Fiscal Year 2017

First Quarter	$2.21	$1.21
Second Quarter	$1.27	$0.80
Third Quarter	$0.90	$0.46
Fourth Quarter	$0.50	$0.30

On April 12, 2018, the closing sales price reported for our common stock was $0.20 per share and as of that date, we had approximately 58 holders of record of our common stock, and 14,900,627 shares outstanding.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling program, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this prospectus and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

●	our business strategy;

●	our reserves or reserves that we may expect to develop;

●	our cash flows and liquidity;

●	our financial strategy, budget, projections and operating results;

●	oil and natural gas prices that we may realize;

●	the timing and amount of future production of oil and natural gas;

●	the availability of drilling and production equipment;

●	the availability of oil field labor;

●	the amount, nature and timing of capital expenditures, including future exploration and development costs;

●	the availability and terms of capital;

●	our drilling of wells;

●	government regulation and taxation of the oil and natural gas industry;

●	our marketing of oil and natural gas;

●	our exploitation projects or our ability to make property acquisitions on terms that meet our acquisition criteria;

●	our costs of exploiting and developing our properties and conducting other operations;

●	general economic conditions;

●	competition in the oil and natural gas industry;

●	the effectiveness of our risk management and possible future hedging activities;

●	environmental liabilities;

●	our future operating results;

●	estimated future reserves and the present value thereof; and

●	our plans, objectives, expectations and intentions contained in this report that are not historical.

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

On December 12, 2016, the Company entered into a participation agreement with Magna Operating, LLC, a privately held Houston-based independent exploration and production company (“Magna Operating”), in relation to the Labokay prospect, covering approximately 240 acres in Calcasieu Parish, Louisiana. As consideration for an assignment of interest in and to the leases and the prospect, Foothills Petroleum Operating, Inc., a Nevada corporation and indirect wholly-owned subsidiary of the Company (“FPOI”), tendered to Magna Operating the purchase price in the amount of $144,000. This amount covered FPOI’s share of the land, lease, and administrative costs that Magna Operating incurred in generating and assembling the Labokay prospect as of November 15, 2016. As further consideration for an assignment of working interest in and to the leases, FPOI agreed to participate in the cost, risk, and expense of drilling the Labokay test well. The well was plugged and abandoned in February 2017. The Company has no immediate plans to engage in further exploration and development activities in the U.S. Gulf Coast region.

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

On October 19, 2017, the Company announced the acquisition of 21% working interest in two horizontal gas wells in the Uinta Basin from an undisclosed party. Both wells are operated by EOG Resources, Inc. (NYSE: EOG). We expect total cost for our 21% working interest in both wells will be $3.2 million. These wells align with the Company’s overall growth strategy for the Basin and provides us with the ability to gain insight from a world-class operator. In February 2018, the Company announced the successful drilling, completion and flow testing of the Stagecoach 111-20H and Stagecoach 117-20H horizontal wells, both of which are now producing natural gas in commercial quantities. Both wells have been online since late December 2017 and production tubing is expected to be set in the near term. These two successful horizontal wells will generate production and net cash flow for the Company and are expected to payout within 30 months. As of December 31, 2017, the Company incurred $1,501,377 cost for our shares of interest.

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

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited (“Berwin”) with principal and interest due upon maturity on May 6, 2017. On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company.

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (“Full Wealth”) with principal and interest due upon maturity on or before May 5, 2017. On May 18, 2017, Full Wealth sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth acquired this note back from Gold Class and the Company issued a new debenture with a 60-day term and 10% interest per annum to Full Wealth. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and recorded remaining accrued interest in amount of $30,000 as gain on debt forgiveness.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, issued in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note recites that it accrues no interest during its term and is due and payable in full on or before its maturity date. Foothills recorded $342,804 imputed interest as debt discount. This amount of $342,804 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the year ended December 31, 2017, we amortized $228,536 debt discount into interest expense. The Company has reduced the value of its oil and gas properties in the proportion of the debt discount allocated to the Note.

●

A convertible promissory note in amount of $50,000 was issued to an unrelated party on May 10, 2017, bearing an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note. On October 19, 2017, the Company agreed to extend the allowable conversion period provided under this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. At December 31, 2017, $50,000 of principal was outstanding under the Note. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

●	A promissory note to Profit Well Limited, a Hong Kong limited liability company, issued on August 9, 2017, in the amount of $1,050,000. The promissory note bears an annual interest rate of 13.5% and was initially payable on September 8, 2017. The Company received the funds under the foregoing note on August 10, 2017. The funds received pursuant to the Note principally have been used to repay the Full Wealth debenture, dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company.

●	A promissory note and three tranches of warrants issued on September 29, 2017, to an unaffiliated investor for an aggregate consideration of $250,000. This promissory note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. The obligations under the promissory note were personally guaranteed by Kevin J. Sylla, Executive Chairman of the Company. If principal is not paid on or before January 2, 2018, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Since January 23, 2018, the Company and the investor have been in ongoing discussions to extend the term of this Note. On March 28, 2018, the investor acknowledged that the Company is not in default regarding this Note and reaffirmed its belief that the Company will either extend the Note’s due date or repay its obligation on terms that are mutually satisfactory.

The warrants have the following terms:

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $0.665 per share expiring on September 29, 2019,

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $1.25 per share expiring on September 29, 2020,

●	185,000 warrants to purchase 185,000 shares of common stock of the Company at a strike price of $2.00 per share expiring on September 29, 2020.

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2017, the Company amortized $105,272 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $2,264. At December 31, 2017, $250,000 of principal was outstanding under the Note.

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

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by the transaction described above, Company issued 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from the Company, at a $1.00 per unit, with each unit consisting of one share and one warrant. See the Company’s Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as interest expense under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

●	A convertible promissory note in the principal amount of $267,500, with net proceeds of $250,000 before giving effect to certain transactional costs including legal fees, was issued to FirstFire Opportunity Fund, LLC, on November 17, 2017. As part of this transaction the Company also issued:

●	warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share; and
●	60,000 shares of the Company’s restricted common stock.

The convertible note accrues interest of 8% per annum and is due and payable on August 17, 2018. The warrants are subject to adjustment in certain events such as forward or reverse stock splits or if subsequent financings are at terms that are more favorable to persons in subsequent issuances of securities. The convertible note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of $0.665 per share, subject to adjustment under certain events, and the Company has the option but not the obligation to repay the outstanding principal of the convertible note, in whole or in part, within six months from the closing date, by paying 115% of the principal amount then owing, plus any accrued and unpaid interest to avoid conversion under the convertible agreements. The convertible note may not be prepaid from 180 days after closing until maturity and is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of the convertible note will be used for general corporate and working capital purposes. No broker-dealer or placement agent was retained or involved in this transaction. See 8-K report filed with the SEC on November 17, 2017 for more information.

●	A promissory note was issued on November 1, 2017, to the Law Offices of Aaron A. Grunfeld or its successors or assigns (the “Holder”), the Company’s outside general counsel, for a principal amount of $120,628.95 in exchange of legal services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018.

From its inception in December 2015 through December 31, 2017, Foothills generated $101,998 in revenue from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills’ operations were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

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

The transaction provided the Company with the rights to an agreement to acquire up to 6,000+ acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Ute Tribal lands in the Uinta Basin. These properties provide in-field drilling potential, the ability to bring online shut-in wells and behind pipe development. Five shut-in wells located on fee lands in the Altamont-Bluebell Field that are undergoing title curative have the potential to achieve near term production with stimulation and the addition of surface equipment.

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

Global demand for crude oil continues to grow at a steady pace. The International Energy Agency (IEA) in its most recent monthly oil market report for October 2017 forecasted global demand for crude oil growing by 1.6 million barrels per day (bpd) in 2017 and by 1.4 million bpd in 2018. The IEA also estimates that global oil demand will reach 100.0 million barrels per day in Q4 2018, which would set a record that in our view will become a key psychological level for the oil markets. In the U.S., the IEA forecasts gasoline demand will average 9.3 million barrels per day in 2017, and 9.4 million barrels per day in 2018, an annual increase of 1%. Reported global demand for oil and refined products are at or near record levels, which is alleviating the supply overhang and in our view supporting a bullish outlook heading into the end of the year and into 2018.

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

Wyoming Properties

The principal Wyoming assets owned by the Company currently consist of non-producing, yet prospective mineral leases in the Ladysmith project.

Ladysmith Project

Foothills owns a 75% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprising of two seismic lines covering the Chevron/Echo – Greater Green River Basin. Foothills’ has conducted two BLM onsite inspections to date and work continues on a surface access use agreement, completion of drilling unit outline and a schedule for BLM area and depth meeting in the near term. Spring conditions will soon enable Foothills to gain access to prospect area and commence Right of Way (ROW) application, surveying and archeology study. Additional BLM acreage acquisition and federal unit formation are continued processes, with detailed development plans for surface use being formulated.

Springs Project

During Q4 2017, the Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and management did not feel it was in the best interest of the Company stakeholders to continue its exploratory efforts on a speculative, wildcat play. As such, Management made a business decision to reduce the Company’s portfolio of exploration plays and instead continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. As such, the Company no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $150,593, during the year ended December 31, 2017.

Paw Paw Project

The Paw Paw project is a 3-D seismic defined prospect, which covers 4,467 acres and is a direct analog to the highly productive Tensleep Formation “Enigma” Field (EUR 3.7 million barrels of oil) located only two miles to the south. The Tensleep Formation has a history of prolific area production with two nearby analogues. The Paw Paw project has potential from primary and secondary recovery of up to 2 million barrels of oil. On December 11, 2016, the Company completed drilling operations on the Paw Paw Federal #1 test well. The Big Horn County Wyoming test well reached total depth in the Madison Formation and the Company successfully logged and acquired valid data to further evaluate the project’s potential. The Company’s technical team and consulting geological firm, Geopinion® Inc., is continuing to evaluate test well results and further interpret and analyze 3D seismic data in order to identify favorable potential future locations for possible commercial wells. The test well has been temporarily abandoned while the parties continue to analyze results during the evaluation stage.

The Paw Paw Federal #1 test well reached total depth in the Madison Formation after drilling an anticipated stratigraphic section and thrust fault. Oil shows were found in the Muddy, Phosphoria, and Madison formations. The Phosphoria is a regionally productive formation and could end up being the secondary zone in sidetrack operations should that type of operation be deemed commercially economic. Upon evaluation of the test well’s seismic structural position and analysis of modern well log data, the technical team has determined that a successful sidetrack operation is likely to yield commercial oil reserves from the Tensleep and any other sands with oil shows and concurred that the test well, which is temporarily abandoned, should be considered for re-entry. The Company intends to sidetrack this well with the objective of eventually completing this well to produce commercial quantities of hydrocarbons from the target formation. We encountered a fault while drilling the well, which required additional geological and engineering work. The Company has since mapped out the issue and intends to continue drilling operations. The Company has deferred recommencing drilling operations because certain lease title issues were encountered during the period of geological discovery, which the Company is currently working to mend. The Company intends to recommence continuous operations with the objective of sidetracking this well to produce commercial quantities of hydrocarbons from the target formation during Q3 2018, once certain wildlife stipulations affecting oil and gas operations on the BLM lands surrounding this well come to an end. No assurance can be given that these precise efforts by our experienced technical team and our further development efforts of the prospect, including further drilling activity, will yield a commercially successful well.

Ironwood Project

The Company had intended to drill a test well on the Ironwood prospect during the first half of 2017 but was unable to do so within the agreement term and as such, the Company failed to earn into this prospect to hold the acreage from current production and no longer has any rights to this project. During the second half of 2017 Management decided to focus its full attention on acquiring and developing properties with existing reserves and infield development opportunities rather than take additional wildcat drilling risk on any prospect.

Utah Properties

Tiger Energy Operating, LLC

Tiger Energy Operating, LLC, (“TEO”) is a licensed and bonded oil and gas operator in the state of Utah. TEO is the operator of record for a total of six oil and gas wells situated on 280 acres in the Duck Creek area of the Altamont Bluebell field. In late 2015 and early 2016 these wells were shut-in due to financial issues with the previous owner. During the calendar year 2017, the Company sold a total of approximately 2,137 barrels of oil, which were produced from three of its Duck Creek wells. The Company has developed a Duck Creek optimization program and needs to raise approximately $900,000 to complete workover operations on these wells, which are expected to increase total production to approximately 210 barrels of oil per day. Management anticipates obtaining the necessary capital enabling the Company to implement this workover program during the current fiscal year. TEO has cash and surety bonds in place with the Bureau of Land Management, Bureau of Indian Affairs and Utah Department of Natural Resources Division of Oil, Gas and Mining that are valued at about $295,000.

Tiger Energy Partners International, LLC

Tiger Energy Partners International, LLC, (“TEPI”) owns all rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation between Mountain Oil & Gas, Inc. and the MOG Entities (Craig Phillips) and the Ute Indian Tribe (the “Tribe”) of the Uintah and Ouray Reservation, dated December 22, 2014. TEPI also owns all rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012. TEPI expects to move forward with this transaction in 2018 via a revised Global Settlement Agreement with the parties to said agreement. The Company is bound by confidentiality provisions in the GSA and as such is prohibited from disclosing any additional details.

Tiger Energy Mineral Leasing, LLC

Tiger Energy Mineral Leasing, LLC (“TEML”) owns certain non-operating working interests, which were previously operated by Rig II, LLC. In 2017, Rig II, LLC, sold its operating rights in said leases to Crescent Point Energy Corp. (NYSE: CPG), who is the current operator of record for these leases. The Company realized approximately $4,532 in total net revenues during 2017 from this non-operated working interest. In addition, TEML also owns a 40% working interest, in the Ladysmith prospect, which increases the Company’s total working interest in this prospect to 75%. TEML also owns all rights and interests pertaining to the Rio Capital Acquisition dated September 25, 2014, pertaining to oil and gas leases in the Altamont-Bluebell field located in Duchesne and Uintah Counties, Utah.

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

The Company has no immediate plans to engage in further exploration and development activities in the U.S. Gulf Coast region.

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

Acquiring additional assets and companies in the Rockies

The Company is targeting acquisitions in a tightly defined geographical area of interest, which meet certain metrics and future development potential. The Company anticipates that these acquisitions will be funded through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and possible institutional offerings in capital market transactions and future reserve based lending activities. Subject to the securing of additional capital, the Company anticipates making additional bolt-on acquisitions of producing properties, which can potentially be leveraged and optimized by applying its technical capabilities and improving operational efficiencies. Although the Company is currently evaluating several prospective acquisitions, which meet its criteria, no assurance can be given that it will be successful in any of these endeavors.

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

Corporate Headquarters

We are headquartered in Denver, Colorado, where we have 4,295 square feet of corporate office space. Effective May 1, 2017, we signed a 39-month lease for our Denver corporate office. Total rent is approximately $10,051 per month and the Company deems it to be adequate for our current operations.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue

We had revenue of $101,998 for the year ended December 31, 2017, and no revenues for the year ended December 31, 2016. We can provide no assurance that we will continue drilling and revenue producing operations or that such drilling and revenue operations, if continued, will be successful.

Operating Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. During the year ended December 31, 2017 and 2016, we incurred $3,898,553 and $1,913,265 in selling, general and administrative expenses, $73,979 and $0 in depreciation, depletion and amortization and $1,479,230 and $0 in impairment of oil and gas properties related to abandonment of Labokay, respectively. The increase in selling and administrative expenses is primarily attributed to the increase of development of newly acquired wells on December 30, 2016.

Change in Derivative

Loss on change in derivative for the year ended December 31, 2017 and 2016, were $237,387 and $0, respectively. The increase in change in derivative is primarily attributed to new convertible note entered into for the year ended December 31, 2017.

Other Expenses

Interest expenses for the year ended December 31, 2017 and 2016, were $874,627 and $27,873, respectively. The increase in interest expense is primarily attributed to new notes entered into for the year ended December 31, 2017.

Other Income

Other income for the year ended December 31, 2017 and 2016, were $5,727 and $0, respectively. The increase in other income is primarily attributed to a credit provided by the landlord for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the year ended December 31, 2017.

Debt forgiveness

Gain on extinguishment of debt for the year ended December 31, 2017 and 2016, was $48,407 and $0, respectively. The increase in gain on extinguishment of debt is primarily attributed to a legal settlement and accrued interest forgiven under a note which was paid off during the year ended December 31, 2017.

Net Loss

As a result of the foregoing, during the year ended December 31, 2017 and 2016, we recorded a net loss of $6,407,644 and $1,941,138, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred an accumulated loss of $8,382,238 through December 31, 2017, and have a working capital deficit of $13,037,291 at December 31, 2017. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves. As such, without additional financing, no assurances can be made that the Company will meet its current obligations in a timely manner, including daily expenses for general and administration costs.

On September 30, 2016, we entered into a Securities Purchase Agreement to sell 3,007,519 shares of our common stock to a single investor for proceeds totaling $2,000,000.

On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months. This note may, at the option of the Lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note. On October 19, 2017, the Company agreed to extend the allowable conversion period provided under this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options.

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

On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019 in connection with a senior convertible promissory note in the principal amount of $50,000. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years.

On November 17, 2017, the Company issued an unaffiliated investor warrants to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and expires in 18 months, in connection with a senior convertible promissory note in the principal amount of $267,500. The aggregate relative fair value of warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year.

On November 17, 2017, the Company issued to FirstFire Opportunity Fund, LLC, an unaffiliated investor, a senior convertible promissory note in the principal amount of $267,500 and received proceeds of $250,000 before giving effect to certain transactional costs including legal fees. As part of this transaction the Company also issued (i) warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and (ii) 60,000 shares of the Company’s restricted common stock. This note accrues interest of 8% per annum and is due and payable on August 17, 2018. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of the lower of (i) $0.665 per share or (ii) 50% of the lowest per share market values during the twenty (20) trading days immediately preceding a conversion date. If the lowest traded price of the Common Stock is less than the Conversion Price on the date following the Conversion Date on which the Holder actually receives from the Company, then the Conversion Price shall be deemed to have been retroactively adjusted, as of the Conversion Date, to a price equal to 75% multiplied by the lowest closing price of the Common Stock on the Free Trading Shares Receipt Date.

Management believes that its existing cash on hand is insufficient to fund its current operations. The Company is currently in discussions with multiple parties interested in providing additional capital investment to fund the Company’s current operations, development plans for current assets and acquisitions of producing properties presently under consideration. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company’s efforts will be successful in any of these endeavors, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2017 and 2016, we used $3,209,493 and $1,590,726 of cash in operating activities, respectively. Non-cash adjustments included $1,479,230 and $0 related to assets written off, $1,353,581 and $62,960 related to stock compensation expense, $14,487 and $0 in deferred rent, $377,080 and $0 related to amortization of debt discount, $73,979 and $4,114 in depreciation and amortization, $11,668 and $0 related to accretion of asset retirement obligation, common stock and warrants issued for inducement of the note extension of $145,281 and $0, fair value of down-round feature on warrants of $59,801 and $0, change in derivative liabilities of $237,387 and $0, gain on settlement of debt and contingent liability $48,507 and $0 and net changes in operating assets and liabilities of $245,514 and $283,338, respectively.

Investing Activities

During the year ended December 31, 2017, we used $711,329 net cash in investing activities for acquisition of an oil and gas property.

During the year ended December 31, 2016, we used $382,897 net cash in investing activities for acquisition of an oil and gas property. This included cash payment made for the acquisition of $75,000 and proceeds of $358,129 cash received in an acquisition. We also acquired $91,899 in equipment and $574,127 in oil and gas property.

Financing Activities

During the year ended December 31, 2017, we received $3,120,000 net cash from financing activities, which includes $1,250,000 in proceeds from the issuance of related party notes payable, $2,300,000 in proceeds from the issuance of unrelated party notes payable, $1,000,000 in repayments to notes payable, $300,000 in proceeds from the issuance of convertible note payable and $270,000 in proceeds from issuance of 406,015 units at a purchase price of $0.665 per unit.

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

ITEM 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTHILLS EXPLORATION, INC.

December 31, 2017

FOOTHILLS EXPLORATION, INC.

Consolidated Unaudited Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$555	$801,377
Accounts receivable	747	-
Prepaid expenses	14,721	49,140
Total Current Assets	16,023	850,517
Other Assets:
Fixed assets, net	293,968	353,363
Restricted cash	240,000	240,000
Surety and performance bonds	295,000	295,000
Oil and gas property, net	13,072,196	11,198,411
Total Assets	$13,917,187	$12,937,291

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,033,604	$1,710,328
Related party payable	362,714	10,600
Deferred rent	14,487	-
Accrued interest	64,380	-
Accrued interest - related party	166,438	-
Notes payable - related party	1,250,000	-
Notes payable (unamortized debt discount of $116,532 and $0, respectively)	7,304,097	-
Derivative Liabilities	458,387	-
Convertible note payable (unamortized debt discount of $224,228 and $0, respectively)	93,272	-
Contingent liabilities	305,935	213,372
Total Current Liabilities	13,053,314	1,934,300
Long-Term Liabilities:
Long-term debt, net (unamortized debt discount of $0 and $0, respectively)	-	6,000,000
Asset retirement obligation	303,327	-
Total Liabilities	13,356,641	7,934,300

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,900,627 and 13,779,612 shares issued and outstanding, respectively	1,490	1,378
Stock payable	93,900	51,397
Additional paid in capital	8,847,394	6,924,810
Accumulated deficit	(8,382,238)	(1,974,594)
Total stockholders’ equity	560,546	5,002,991
Total Liabilities and Stockholders’ Equity	$13,917,187	$12,937,291

See accompanying notes to consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Consolidated Unaudited Statement of Operations

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Revenue	$101,998	$-

Operating expenses
Selling, general and administrative	3,898,553	1,913,265
Depreciation, depletion and amortization	73,979	-
Impairment of oil and gas properties	1,479,230	-
Total operating expenses	5,451,762	1,913,265

Loss from operations	(5,349,764)	(1,913,265)

Other income (expenses):
Interest expense	(942,591)	(27,873)
Other income	5,727	-
Change in derivative	(169,423)	-
Debt forgiveness	48,407	-
Total other income (expenses)	(1,057,880)	(27,873)

Net Loss	$(6,407,644)	$(1,941,138)

Net loss per share – basic and diluted	(0.44)	(0.23)

Weighted average common shares – basic and diluted	14,418,719	8,422,180

See accompanying notes to consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Consolidated Unaudited Statements of Stockholders’ Equity

For the years ended December 31, 2017 and 2016

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2015	-	$-	4,500,000	$450	$71,980	$-	$(33,456)	$38,974
KYLK Shares	-	-	58,809,000	5,881	(5,881)	-	-	-
Common stock returned to treasury for cancellation	-	-	(56,449,000)	(5,645)	5,645	-	-	-
Common stock issued for notes	-	-	1,503,759	150	999,850	-	-	1,000,000
Shares issued for services	-	-	325,000	33	10,279	-	-	10,312
Common stock issued for cash	-	-	3,007,519	301	1,999,699	-	-	2,000,000
Common stock issued for acquisition	-	-	2,083,334	208	3,812,293	-		3,812,501
Warrants issued for services	-	-	-	-	2,144	-	-	2,144
Debt forgiveness	-	-	-	-	28,801	-	-	28,801
Stock payable (RSUs)	-	-	-	-	-	51,397	-	51,397
Net income	-	-	-	-	-	-	(1,941,138)	(1,941,138)
Balance as of December 31, 2016	-	-	13,779,612	1,378	6,924,810	51,397	(1,974,594)	5,002,991
Common stock issued for cash	-	-	406,015	41	269,959	-	-	270,000
Shares issued for services	-	-	275,000	27	453,473	-	-	453,500
Shares issued for services (CEO, Dir)	-	-	280,000	28	135,310	(51,397)	-	83,941
Shares issued for inducement of note payable	-	-	160,000	16	66,234	93,900	-	160,150
Options issued for services	-	-	-	-	816,140	-	-	816,140
Fair value of warrants issued with note payable	-	-	-	-	178,932	-	-	178,932
Imputed interest	-	-	-	-	2,536	-	-	2,536
Net income	-	-	-	-	-	-	(6,407,644)	(6,407,644)
Balance as of December 31, 2017	-	$-	14,900,627	$1,490	$8,847,394	$93,900	$(8,382,238)	$560,546

See accompanying notes to consolidated financial statements.

FOOTHILLS EXPLORATION, INC.

Consolidated Unaudited Statement of Cash Flows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net loss	$(6,407,644)		$(1,941,138)
Depreciation, depletion and amortization	73,979		4,114
Impairment of assets	1,479,230		-
Amortization of debt discount	377,080		-
Accretion of asset retirement obligation	11,668		-
Fair value of down-round feature on warrants	59,801		-
Change in derivative	237,387		-
Common stock and warrants issued for inducement of the note extension	145,281		-
Common stock and stock payable issued for services and fair value of options	1,353,581		62,960
Deferred rent	14,487		-
Gain on settlement of debt and contingent liability	(48,507)		-
Changes in operating assets and liabilities:
Prepaid expenses	294,741		122,586
Accounts payable and accrued liabilities	(1,263,510)		132,739
Accounts payable - related party	352,114		-
Accounts receivable	(747)		-
Contingent Liabilities	111,070		-
Accrued interest -related party	196,438		-
Accrued interest	64,380		28,013
Net cash used in operating activities	(3,209,493)		(1,590,726)

Cash Flows from Investing Activities
Proceeds from restricted cash	-		358,129
Payment made under acquisition	-		(75,000)
Payments for purchase of fixed assets	-		(91,899)
Payments for acquisition of oil and gas property	(711,329)		(574,127)
Net cash used investing activities	(711,329)		(382,897)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	1,250,000		-
Repayment to notes payable	(1,000,000)		-
Proceeds from notes payable	2,300,000		400,000
Proceeds from convertible note payable	300,000		-
Proceeds from sales of common stock	270,000		2,000,000
Net cash provided by financing activities	3,120,000		2,400,000

Net increase in cash and cash equivalents	(800,822)		426,377

Cash and Cash Equivalents, beginning of period	801,377		375,000

Cash and Cash Equivalents, end of period	$555		$801,377

Supplemental disclosures of cash flow information:
Interest paid	$20,000	$
Income tax	$	$

Non cash investing and financing activities
Prepaid expenses in shares	$-		$893
Asset Retirement Obligation	$291,659		$-
Debt discount	$717,348		$-
Stock issued for conversion of notes payable	$-		$1,000,000
Accrued interest forgiven by related party	$-		$28,801
Accounts payable settled with restricted cash	$-		$25,000
Assets acquired in acquisition	$-		$10,817,668
Related party payable acquired in acquisition	$-		$(10,600)
Liabilities acquired in acquisition	$-		$(613,297)
Notes payable issued in acquisition	$-		$(6,000,000)
Shares issued in acquisition	$-		$(3,812,500)
Note payable issued for services	$120,629		$-
Unpaid liabilities in acquisition of oil and gas property	$2,707,415		$534,764
Fair value of warrants issued with note payable	$119,131		$-
Fair value of shares issued for inducement of note payable	$160,150		$-

See accompanying notes to consolidated financial statements.

Foothills Exploration, Inc.

Notes to Consolidated Unaudited Financial Statements

For the years ended December 31, 2017 and 2016

Note 1 – Nature of the Business

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

On December 12, 2016, the Company entered into a participation agreement with Magna Operating, LLC, a privately held Houston-based independent exploration and production company (“Magna Operating”), in relation to the Labokay prospect, covering approximately 240 acres in Calcasieu Parish, Louisiana. As consideration for an assignment of interest in and to the leases and the prospect, Foothills Petroleum Operating, Inc., a Nevada corporation and indirect wholly-owned subsidiary of the Company (“FPOI”), tendered to Magna Operating the purchase price in the amount of $144,000. This amount covered FPOI’s share of the land, lease, and administrative costs that Magna Operating incurred in generating and assembling the Labokay prospect as of November 15, 2016. As further consideration for an assignment of working interest in and to the leases, FPOI agreed to participate in the cost, risk, and expense of drilling the Labokay test well. The well was plugged and abandoned in February 2017. The Company has no immediate plans to engage in further exploration and development activities in the U.S. Gulf Coast region.

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

On October 19, 2017, the Company announced the acquisition of 21% working interest in two horizontal gas wells in the Uinta Basin from an undisclosed party. Both wells are operated by EOG Resources, Inc. (NYSE: EOG). We expect total cost for our 21% working interest in both wells will be $3.2 million. These wells align with the Company’s overall growth strategy for the Basin and provides us with the ability to gain insight from a world-class operator. In February 2018, the Company announced the successful drilling, completion and flow testing of the Stagecoach 111-20H and Stagecoach 117-20H horizontal wells, both of which are now producing natural gas in commercial quantities. Both wells have been online since late December 2017 and production tubing is expected to be set in the near term. These two successful horizontal wells will generate production and net cash flow for the Company and are expected to payout within 30 months. As of December 31, 2017, the Company incurred $1,501,377 cost for our shares of interest.

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

The Company’s principal obligations include:

●	A debenture in the amount of $1,250,000, plus interest accruing at a rate of 9% per annum issued to Berwin Trading Limited (“Berwin”) with principal and interest due upon maturity on May 6, 2017. On May 5, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company.

●	A second debenture in the amount of $1,000,000, plus interest accruing at a rate of 9% issued to Full Wealth Investment Hong Kong Limited (“Full Wealth”) with principal and interest due upon maturity on or before May 5, 2017. On May 18, 2017, Full Wealth sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth acquired this note back from Gold Class and the Company issued a new debenture with a 60-day term and 10% interest per annum to Full Wealth. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and recorded remaining accrued interest in amount of $30,000 as gain on debt forgiveness.

●	A promissory note in the amount of $6,000,000 to Total Belief Limited (“TBL”), a direct wholly-owned subsidiary of New Times Energy Corporation Limited, issued in connection with the assets acquired on December 30, 2016, with a maturity date of June 30, 2018. This promissory note recites that it accrues no interest during its term and is due and payable in full on or before its maturity date. Foothills recorded $342,804 imputed interest as debt discount. This amount of $342,804 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the year ended December 31, 2017, we amortized $228,536 debt discount into interest expense. The Company has reduced the value of its oil and gas properties in the proportion of the debt discount allocated to the Note.

●

A convertible promissory note in amount of $50,000 was issued to an unrelated party on May 10, 2017, bearing an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note. On October 19, 2017, the Company agreed to extend the allowable conversion period provided under this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. At December 31, 2017, $50,000 of principal was outstanding under the Note. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

●	A promissory note to Profit Well Limited, a Hong Kong limited liability company, issued on August 9, 2017, in the amount of $1,050,000. The promissory note bears an annual interest rate of 13.5% and was initially payable on September 8, 2017. The Company received the funds under the foregoing note on August 10, 2017. The funds received pursuant to the Note principally have been used to repay the Full Wealth debenture, dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company.

●	A promissory note and three tranches of warrants issued on September 29, 2017, to an unaffiliated investor for an aggregate consideration of $250,000. This promissory note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. The obligations under the promissory note were personally guaranteed by Kevin J. Sylla, Executive Chairman of the Company. If principal is not paid on or before January 2, 2018, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Since January 23, 2018, the Company and the investor have been in ongoing discussions to extend the term of this Note. On March 28, 2018, the investor acknowledged that the Company is not in default regarding this Note and reaffirmed its belief that the Company will either extend the Note’s due date or repay its obligation on terms that are mutually satisfactory. The warrants have the following terms:

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $0.665 per share expiring on September 29, 2019,

●	375,000 warrants to purchase 375,000 shares of common stock of the Company at a strike price of $1.25 per share expiring on September 29, 2020,

●	185,000 warrants to purchase 185,000 shares of common stock of the Company at a strike price of $2.00 per share expiring on September 29, 2020.

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2017, the Company amortized $105,272 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $2,264. At December 31, 2017, $250,000 of principal was outstanding under the Note.

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

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by the transaction described above, Company issued 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from the Company, at a $1.00 per unit, with each unit consisting of one share and one warrant. See the Company’s Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as interest expense under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

●

A convertible promissory note in the principal amount of $267,500, with net proceeds of $250,000 before giving effect to certain transactional costs including legal fees, was issued to FirstFire Opportunity Fund, LLC, on November 17, 2017. As part of this transaction the Company also issued:

●	warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and

●	60,000 shares of the Company’s restricted common stock.

The convertible note accrues interest of 8% per annum and is due and payable on August 17, 2018. The warrants are subject to adjustment in certain events such as forward or reverse stock splits or if subsequent financings are at terms that are more favorable to persons in subsequent issuances of securities. The convertible note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of $0.665 per share, subject to adjustment under certain events, and the Company has the option but not the obligation to repay the outstanding principal of the convertible note, in whole or in part, within six months from the closing date, by paying 115% of the principal amount then owing, plus any accrued and unpaid interest to avoid conversion under the convertible agreements. The convertible note may not be prepaid from 180 days after closing until maturity and is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of the convertible note will be used for general corporate and working capital purposes. No broker-dealer or placement agent was retained or involved in this transaction. See 8-K report filed with the SEC on November 17, 2017 for more information.

●	A promissory note was issued on November 1, 2017, to the Law Offices of Aaron A. Grunfeld or its successors or assigns (the “Holder”), the Company’s outside general counsel, for a principal amount of $120,628.95 in exchange of legal services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018.

From its inception in December 2015 through the period ended December 31, 2017, Foothills produced limited revenues from its business and principal properties and is currently an exploration stage company. Prior to January 2017, Foothills had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest. As of December 31, 2017, Foothills had rights to 45,648 acres of oil and gas property in the state of Wyoming, excluding 6,115 acres of the Ironwood prospect that are subject to drilling a well in 2017. Since the Company does not expect to drill a test well on the Ironwood prospect prior to the end of 2017, this acreage will not be earned by the Company.

During the period ended December 31, 2017, the Company continued to evaluate, consider and perform due diligence on several prospective acquisitions of producing oil and gas properties located in the U.S. Rocky Mountain region. On May 10, 2017, the Company entered into a purchase and sales agreement (PSA) with an undisclosed seller to acquire approximately 49,600 net acres held by production in the Piceance Basin in Utah and Colorado. The acquisition was anticipated to close on or before June 30, 2017, however the Company and seller agreed to terminate the PSA by mutual agreement and the Company did not consummate the acquisition. For the period ended December 31, 2017, the Company also submitted several additional letters of intent and indications of interest to other prospective sellers of producing assets, which unfortunately never progressed to the PSA stage of negotiations. Management continues to seek out and evaluate potential joint ventures with industry partners and other prospective acquisitions of producing oil and gas assets, which meet our criteria. We anticipate consummating one or more prospective acquisition of producing properties during the current fiscal year, which will be accretive to earnings and provide a platform for future revenue growth.

Going Concern

The Company’s unaudited condensed consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had an accumulated deficit of $8,382,238 at December 31, 2017, and incurred a net loss of $6,407,644, and utilized net cash of $502,078 in operating activities for the year ended. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

Principles of Consolidation

The financial statements include the accounts of Foothills Exploration, Inc., and all of its direct and indirect wholly-owned subsidiaries including Foothills Petroleum Operating, Inc., Foothills Exploration Operating, Inc., Foothills Exploration LLC, Tiger Energy Partners International, LLC, Tiger Energy Operating, LLC and Tiger Energy Mineral Leasing, LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with maturity of three months or less when purchased.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our consolidated balance sheet. As of December 31, 2017, and 2016, the Company had restricted cash of $240,000 and $240,000, respectively; this amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah. These funds, currently being held in escrow, will be released to the Company once the Company finishes its reclamation projects.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represent customer accounts receivables. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience, general economic environment trends, and a review of the current status of trade accounts receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. Such allowances, if any, would be recorded in the period the impairment is identified. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Uncollectible accounts receivables are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.

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

As of December 31, 2017, the Company recognized impairment of oil and gas property in amount of $1,479,230, during the year ended December 31, 2017.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1, defined as observable inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2, defined as inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815. The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable and convertible notes approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

As of December 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Derivative Financial Instruments

Certain of the Company’s debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, Derivatives and Hedging. Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period.

Long-Lived Assets

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with the requirements of ASC 605-10-599, which directs that it should recognize revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). For products sold to end-users revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. Future revenue from anticipated new products will follow this same policy.

Debt Issuance Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in our consolidated balance sheets. We amortize debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted as appropriate under ASC 718 “Compensation – Stock Compensation”. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Under the provisions ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The adoption of ASU 2015-17 did not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”). When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 is effective for annual or interim periods within those fiscal years beginning after December 15, 2018 and should be applied on a retrospective basis. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted ASU 2017-11 on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Fixed Assets

As of December 31, 2017, and 2016, fixed assets consisted of the following:

	December 31, 2017	December 31, 2016
Computer equipment and fixtures	$22,453	$22,453
Vehicle	69,446	69,446
Drilling Equipment	265,578	265,578
Accumulated depreciation	(63,509)	(4,114)
Fixed assets, net	$293,968	$353,363

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $59,395 and $4,114, respectively.

Note 3 – Oil and Gas Properties

Upon organization of Foothills Petroleum Inc. (“FPI”), on December 24, 2015, Wilshire Energy Partners, LLC, contributed its 100% membership interest in Foothills Exploration, LLC, a Wyoming limited liability company, to FPI in exchange for 4,500,000 shares of FPI’s common stock. At the time of contribution, Wilshire Energy Partners, LLC, had acquired and owned the rights to 38,120 acres of oil and gas leases in the State of Wyoming. On completion of the Share Exchange, effective May 27, 2016, Wilshire Energy Partners, LLC, exchanged its FPI shares for 4,500,000 shares of the Company’s common stock. As a result, the Company owns 100% of FPI and Foothills Exploration, LLC, is now a wholly owned indirect subsidiary of the Company that retains title to these oil and gas leases. This transaction is treated as the founding transaction by the Company. The asset was valued at $72,430 at the time of transfer based on costs associated with the payment of lease bonuses, fees and taxes paid during the formation of the asset. During Q4 2017, the Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. As the result, the Company recognized impairment of oil and gas property in amount of $150,593, during the year ended December 31, 2017.

On December 24, 2015, Foothills entered into a convertible promissory note in the amount of $600,000 with Alternus. The two-year note matures on December 23, 2017 and accrues interest at 8% per year. By its terms the Note was automatically required to convert the outstanding principal and interest due under the terms of the Note upon a merger or other combination occurring between Foothills and an entity with shares listed for trading (“Pubco”). The conversion price in the Note was established at $0.665 per share, (the “Conversion Price”). On April 5, 2016, and under substantially similar terms described herein, Foothills received an additional $400,000 from Alternus. Under the agreements between Alternus and Foothills, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes which, in the event of that full subscription would convert into not less than 30% of the outstanding shares of Pubco. At May 27, 2016, the date of the Share Exchange, Alternus had invested $1,000,000 and, based on the Conversion Price, 1,503,759 shares of Common Stock of Pubco (Key Link) were issued in full satisfaction of its two notes.

Alternus transferred to Berwin Trading Limited its right to purchase the remaining $2,500,000 in equity in the Company at substantially the same terms as the conversion of the convertible note purchase agreement. Berwin agreed to purchase $2,000,000 or 3,007,519 common shares and completed the documents related to the purchase of equity on June 30, 2016 and funded its investment on July 6, 2016. The additional investment option has expired.

On March 29, 2016, Foothills acquired a 35% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 acres located between the Great Divide/Greater Green River Basin and the Wind River Basin, in return for covering certain costs of operation in the amount of $20,000, and to a share of the working interest in the leases. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprised of two seismic lines covering the Chevron/Echo – Greater Green River Basin. The asset is valued at $20,000 based on the agreement and consideration paid by the Company. During the year ended December 31, 2017, the Company capitalized an additional $15,919 in costs related to this asset.

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

During the period ended December 31, 2017, the Company drilled a test well on Labokay to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. The well was plugged and abandoned. The Company recognized impairment of oil and gas property in amount of $1,479,230, during the year ended December 31, 2017.

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

The transaction provided Foothills with the rights to an agreement to acquire up to 6,000+ acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Tribal lands in the Uinta Basin. These properties provide in-field drilling potential, the ability to bring online shut-in wells and behind pipe development. Five shut-in wells located on fee lands in the Altamont-Bluebell Field that are undergoing title curative also have the potential to achieve near term production with stimulation and the addition of surface equipment. Furthermore, this acquisition delivers to the Company an additional 40% working interest in the Ladysmith Prospect covering 3,060 acres in the Greater Green River Basin, Wyoming, bringing the Company’s total working interest in the prospect from 35% (pre-acquisition) up to 75%. Lastly through this transaction, the Company also acquired 13,166,667 shares of common stock, constituting 55.63% of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two non-producing wells in the southern portion of the Greater Natural Buttes Field in Utah.

On December 30, 2016, concurrent with the TBL transaction, the Company also acquired the remaining 25% membership interests in TEPI from Green Stone Capital Partners Limited, a Cayman Islands limited liability company, in exchange for assumption of Greenstone’s proportionate share of TEPI obligations and liabilities.

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited (see Note 5). This note matures on June 30, 2018 and recites that no interest accrues during its term. Foothills recorded $342,804 imputed interest as debt discount. This amount of $342,804 was determined using the imputed interest method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the year ended December 31, 2017, we amortized $228,536 debt discount into interest expense.

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

On October 19, 2017, the Company announced the acquisition of 21% working interest in two horizontal gas wells in the Uinta Basin from an undisclosed party. Both wells are operated by EOG Resources, Inc. (NYSE: EOG). These wells fit with the Company’s overall growth strategy for the Basin and provides us with the ability to gain insight from a world-class operator. In February 2018, the Company announced the successful drilling, completion and flow testing of the Stagecoach 111-20H and Stagecoach 117-20H horizontal wells, both of which are now producing natural gas in commercial quantities. Both wells have been online since late December 2017 and production tubing is expected to be set in the near term. These two successful horizontal wells will generate production and net cash flow for the Company and are expected to payout within 30 months. As of December 31, 2017, the Company incurred $1,501,377 cost for our shares of interest.

During the years ended December 31, 2017 and 2016, the Company capitalized an additional $3,418,744 and $1,108,891 of oil and gas properties, respectively.

Note 4 – Asset Retirement Obligation

The Company’s asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2017	$-
Liabilities incurred during the period	291,659
Release of liabilities associated with the sale of oil properties	-
Liabilities settled during the year	-
Accretion	11,667
Asset retirement obligations, December 31, 2017	$303,326

Depletion expense for the year ended December 31, 2017 and 2016 was $14,583 and $0, respectively.

Note 5 – Notes Payable

On December 30, 2016, in connection with the TBL acquisition (see Note 1), Foothills entered into a promissory note in the amount of $6,000,000 with Total Belief Limited. This note matures on June 30, 2018 and recites that it accrues no interest during its term. Foothills recorded $342,804 imputed interest as debt discount. This amount of $342,804 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 1.5 years. During the year ended December 31, 2017, we amortized $228,536 debt discount into interest expense. The Company has reduced the value of its oil and gas properties in the proportion of the debt discount allocated to the Note.

Effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and recorded remaining accrued interest in amount of $30,000 as gain on debt forgiveness.

Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were received by the Company on August 10, 2017 and were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company.

On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire Opportunity Fund, LLC. was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Since January 23, 2018, the Company and the investor have been in ongoing discussions to extend the term of this Note. On March 28, 2018, the investor acknowledged that the Company is not in default regarding this Note and reaffirmed its belief that the Company will either extend the Note’s due date or repay its obligation on terms that are mutually satisfactory. The warrants have the following terms:

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2017, the Company amortized $105,272 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $2,264. At December 31, 2017, $250,000 of principal was outstanding under the Note.

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

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by the transaction described above, Company issued 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from the Company, at a $1.00 per unit, with each unit consisting of one share and one warrant. See the Company’s Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as interest expense under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

A promissory note was issued on November 1, 2017, to the Law Offices of Aaron A. Grunfeld or its successors or assigns (the “Holder”), the Company’s outside general counsel, for a principal amount of $120,628.95 in exchange of legal services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018. As of December 31, 2017, $120,628.95 of principal was outstanding under the Note and accrued interest was $2,413. During the year ended December 31, 2017, the Company recorded interest expense in the amount of $2,413.

Note 6 – Notes Payable, Related Party

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. As of December 31, 2017, the balance of accrued interest was $166,438. During the year ended December 31, 2017, the Company recorded interest expense in the amount of $166,438.

Note 7 – Convertible Note Payable

On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this note. On October 19, 2017, the Company agreed to extend the allowable conversion period provided under this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. At December 31, 2017, $50,000 of principal was outstanding under the Note. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

On November 17, 2017, the Company issued to FirstFire Opportunity Fund, LLC, an unaffiliated investor, a senior convertible promissory note in the principal amount of $267,500 and received proceeds of $250,000 before giving effect to certain transactional costs including legal fees. As part of this transaction the Company also issued (i) warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and (ii) 60,000 shares of the Company’s restricted common stock. This note accrues interest of 8% per annum and is due and payable on August 17, 2018. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of the lower of (i) $0.665 per share or (ii) 50% of the lowest per share market values during the twenty (20) trading days immediately preceding a conversion date. If the lowest traded price of the Common Stock is less than the Conversion Price on the date following the Conversion Date on which the Holder actually receives from the Company, then the Conversion Price shall be deemed to have been retroactively adjusted, as of the Conversion Date, to a price equal to 75% multiplied by the lowest closing price of the Common Stock on the Free Trading Shares Receipt Date. This note is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of this note will be used for general corporate and working capital purposes. The aggregate relative fair value of warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. Fair value of 60,000 shares of common stock was determined $18,250 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $288,964, of which $67,964 was expensed immediately to interest expense. $288,964 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.6 year. The aggregate value of the original debt discount, warrant, conversion feature and 60,000 shares of common stock of $267,500 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2017, the Company amortized $43,272 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $224,228. At December 31, 2017, $267,500 of principal was outstanding under the Note.

Note 8 – Common Stock

Effective April 1, 2016, Foothills appointed two directors to its board. Each director was granted 125,000 shares of common stock (the “Foothills Directors Shares”), vesting according to the following schedule: (i) 40% vesting ninety (90) days from the appointment date; (ii) 20% vesting one hundred eighty (180) days from the appointment date; (iii) 20% vesting two hundred seventy (270) days following the appointment date; (iv) 20% vesting three hundred sixty (360) days following the appointment date. During the year ended December 31, 2017, we issued 25,000 shares of common stock to each director. As of December 31, 2017, the Company issued 125,000 shares to each director and the Company incurred compensation expense for each director of $1,250 for these share issuances. These Foothills Director Shares issued in April 2016 all vested approximately one year later pursuant to the terms and conditions of the grant.

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

The 14,112,250 pre-split shares were converted into 56,449,000 shares post-split and were returned to treasury for cancellation. A total of 2,360,000 shares remained outstanding held by the shareholders of the merged public company post the reverse merger acquisition.

On May 2, 2016, after obtaining the FPI Acquired Shares, FPI caused the Company to appoint its two non-executive directors to the Board of the Company. These directors exchanged their rights to the FPI Directors Shares for Company shares having substantially the same terms and provisions. On May 2, 2016, the Company also granted 150,000 restricted shares of its common stock to its CEO as a part of his compensation package. The shares have the same vesting schedule as directors’ shares described above. These shares granted in May 2016 all vested approximately one year later pursuant to the terms and conditions of the grant. During the year ended December 31, 2017, we issued 30,000 shares of common stock. As of December 31, 2017, 150,000 shares were issued and the Company incurred compensation expense of $1,500 for these share issuances.

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

On May 31, 2017, we entered into a Securities Purchase Agreement with Wilshire Energy Partners, LLC, a principal shareholder, pursuant to which we sold and agreed to issue 200,000 units at a purchase price of $1.00 per unit for an aggregate amount of $200,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI. See Form 8-K filed by the Company on June 5, 2017 with the Commission and exhibit thereto. On September 29, 2017, we issued 100,752 additional shares of common stock and total warrants as amended to purchase 300,752 shares of common stock of the Company at a strike price of $0.665 per share due to down round feature triggered by warrant issued at a strike price of $0.665 per share on the day of trigger.

On June 15, 2017, we entered into a Securities Purchase Agreement with an investor, pursuant to which we sold and agreed to issue 20,000 units at a purchase price of $1.00 per unit for an aggregate amount of $20,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. We received the initial $10,000 on June 15, 2017, and the balance of the subscribed amount in July 2017. On September 29, 2017, we issued 10,075 additional shares of common stock and total warrants as amended to purchase 30,075 shares of common stock of the Company at a strike price of $0.665 per share due to a down round feature triggered by a warrant issued at a strike price of $0.665 per share on the day of trigger.

On June 30, 2017, we entered into a Securities Purchase Agreement with a third-party investor, pursuant to which we sold and agreed to issue 25,000 units at a purchase price of $1.00 per unit for an aggregate amount of $25,000. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $1.50 per share. On September 29, 2017, we issued 12,594 additional shares of common stock and total warrants as amended to purchase 37,594 shares of common stock of the Company at a strike price of $0.665 per share due to a down round feature triggered by a warrant issued at a strike price of $0.665 per share on the day of trigger.

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

On September 29, 2017, we issued 12,594 additional shares of common stock and amended warrants to purchase 37,594 shares of common stock of the Company at a strike price of $0.665 per share due to a down round feature triggered by the warrant issued at a strike price of $0.665 per share on the day. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as interest expense under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

On November 3, 2017, the Company issued 100,000 shares of common stock upon extension of the Berwin debenture, valued at $48,000.

On November 3, 2017, the Company agreed to issue 100,000 shares of common stock upon extension of the Profit Well debenture. The Company recorded $48,000 in stock payable.

On November 6, 2017, the Company agreed to issue 75,000 shares of common stock upon extension of a debenture entered on September 29, 2017. The Company recorded $36,000 in stock payable.

On November 17, 2017, the Company issued 60,000 shares of common stock in connection with a senior convertible promissory note. These shares were valued at $18,250.

On December 30, 2017, the Company agreed to issue 30,000 shares of common stock upon extension of a debenture entered on September 29, 2017. The Company recorded $9,900 in stock payable.

Each of the purchasers is an accredited investor within the meaning of the federal securities laws. The Company paid no brokerage, commission or finder’s fee in connection with these transactions. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

During the year ended December 31, 2017, the Company issued 275,000 shares of common stock to various third parties for services, valued at $453,500.

As of December 31, 2017, the Company had 14,900,627 shares of common stock issued and outstanding.

Restricted Stock Units (RSUs)

Effective August 11, 2016, and on August 15, 2016, Foothills granted one of its executive officers, Mr. R. Lanclos, 100,000 restricted stock units (RSUs) of the Company which vested as follows (i) 20,000 vested on February 15, 2017, (ii) 20,000 vested on May 15, 2017, and (iii) 60,000 vested on August 15, 2017. The Company has the right, but not the obligation to repurchase all or any portion of RSUs granted to the executive at a price of $0.665 per share if the executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. These RSU’s were valued at $67,000 on the grant day. As of December 31, 2017, 100,000 shares were vested and were issued to Mr. Lanclos.

On August 15, 2016, Foothills also granted one of its executive officers, Mr. E. Ovalle, 100,000 restricted stock units (RSUs) of the Company which vested as follows (i) 20,000 vested on February 15, 2017, (ii) 20,000 vested on May 15, 2017, and (iii) 60,000 vested on August 15, 2017. The Company has the right, but not the obligation to repurchase all or any portion of RSUs granted to the executive at a price of $0.665 per share ifß executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. These RSU’s were valued at $67,000 on the grant day. As of December 31, 2017, 100,000  shares were vested and were issued to Mr. Ovalle.

Warrants

On May 27, 2016, the Company granted to Wilshire Energy Partners, LLC, warrants (“Wilshire Warrants”) to purchase (i) 100,000 common shares at a strike price of $1.25 per share, (ii) 200,000 common shares at a strike price of $2.00 per share and (iii) 400,000 common shares at a strike price of $3.00 per share. The Wilshire Warrants commence to be exercisable on the earlier of (i) 12-month anniversary of the closing of a going public transaction or (ii) June 30, 2017 and expire on June 1, 2021.

On May 27, 2016, the Company granted to an unrelated party warrants to purchase (i) 125,000 common shares at a strike price of $1.25 per share, (ii) 100,000 common shares at a strike price of $2.00 per share and (iii) 100,000 common shares at a strike price of $3.00 per share. The warrants commence to be exercisable on the earlier of (i) 12-month anniversary of the closing of a going public transaction or (ii) June 30, 2017 and expire on June 1, 2021.

The fair value of above warrants was determined to be $2,144 on May 27, 2016, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 120%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019 in connection with a senior convertible promissory note in the principal amount of $50,000. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years.

On November 17, 2017, the Company issued an unaffiliated investor warrants to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and expires in 18 months, in connection with a senior convertible promissory note in the principal amount of $267,500. The aggregate relative fair value of warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year.

The following table summarizes all stock warrant activity for the year ended December 31, 2017 and 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	1,025,000	2.32	4.42
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2016	1,025,000	$2.32	4.42
Granted	1,658,515	1.09	2.18
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2017	2,683,515	$1.56	2.65
Exercisable, December 31, 2017	-	$-	-

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

During December 31, 2017 and 2016, we recorded $816,139 and $0 option expense. As of December 31, 2017, the unamortized option expense was $1,786,818.

The following table summarizes all stock option activity for the year ended December 31, 2017 and 2016:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	-	$-	-
Granted	450,000	3.00	9.39
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2016	450,000	$3.00	9.39
Granted	1,600,000	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2017	2,050,000	$2.21	6.26
Exercisable, December 31, 2017	-	$-	-

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

Berwin Trading Limited

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. As of December 31, 2017, the balance of accrued interest was $166,438. During the year ended December 31, 2017, the Company recorded interest expense in the amount of $166,438.

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

On December 30, 2016, Foothills, through its indirect wholly owned subsidiary Foothills Exploration Operating, Inc. (“FEOI”), entered into a purchase and sale agreement with Total Belief Limited (see Note 1). As a result of the purchase and sale agreement the Company acquired a $10,600 related party payable due to Equipment Solutions, Inc., which is owned by a director of the Company, Alex Hemb. As of December 31, 2017, the balance was paid.

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

Legal proceedings

Utah Wells

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC (Case No. 169000023, 8th District Court, Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO, relating to the work over of wells in Duchesne County, Utah, in the amount of $53,407. On September 29, 2017, the TEO and SCI Welding reached an agreement to settle the matter for $35,000 and SCI Welding is in receipt of these settlement funds. A Stipulated Motion to Dismiss (signed by all parties) and an Order by the Court Dismissing Case was filed on October 11, 2017. This is a final settlement of this matter with no further judicial action required.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC (Case No. 160800005 8th Judicial District Court, Duchesne County, State of Utah)

Plaintiff (Graco) in this case sought collection of unpaid debt incurred by TEO for services rendered. Pursuant to this action a default judgment in the amount of $159,965 was obtained by Plaintiff on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County executing on properties not owned by our subsidiary company. A Motion to Set Aside the sheriff’s sale concerning these properties was filed with the court based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which time a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by Graco. A writ of execution was again issued to seize the property of this subsidiary on March 8, 2018. No return of asset seizure has been filed.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017 for collection of unpaid services and materials incurred by Foothills Exploration Operating, Inc. (“FEOI”), a wholly-owned indirect subsidiary of the Company, in the amount of $49,689 in connection with a work over of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018.

Peak Well Service, LLC v. Tiger Energy Operating, LLC (Case No. 2:16-CV-00957-EJF United States District Court for the District of Utah Court)

Peak Well Service, LLC (“Peak”), filed mechanics and materialman’s liens against the Wilkins, Rust 2 Well, Dye Hall 2, Rust 3, and Josie 1 wells operated by TEO for unpaid accounts in connection with work on these wells. A settlement was reached between TEO and Peak pursuant to a confidential settlement agreement. Pursuant to the settlement agreement, lien releases on each of these well liens were filed on February 8, 2017. This settlement is a final resolution of this creditor claim. TEO was represented in these matters by Holland & Hart, Salt Lake City, Utah.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal,	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remains unchanged, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the Global Settlement Agreement described in the above memorandum. The Tribe and Tiger remain in discussion regarding urging final approval of the Global Settlement Agreement by the Regional Director.

Labokay Well – Parish of Calcasieu, State of Louisiana

In February 2017, FPOI drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were present, but not in commercial quantities to warrant completion. Consequently, the Labokay test well was plugged and abandoned in February 2017. Since the well was not commercially viable, FPOI’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. The Labokay-related civil suits described below were filed against FPOI, a wholly-owned indirect subsidiary of the Company arising from unpaid accounts in connection with drilling of the Labokay test well.

R.W. Delaney Construction Company vs. Foothills Petroleum Operating, Inc. (Cause No. 2017-CV-0330 – County Court of Adams County, Mississippi)

This case was filed on September 18, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff (R. W. Delaney) in the amount of $72,495 in connection with drilling of the Labokay test well in Calcasieu Parish, Louisiana. On January 22, 2018, Delaney obtained Judgment against FPOI in the amount of $103.577.87.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $205,251.24 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus an additional sum for reasonable attorney’s fees in the amount of $2,500, and all costs of the court.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. As of March 30, 2018, no further judicial action has been issued by the court.

Canal Petroleum Products, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-6574; DIV. C – 15TH Judicial District Court, Lafayette Parish, Louisiana)

This case was filed on November 14, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $35,981.08 for unpaid accounts in connection with its drilling of the Labokay test well. On January 25, 2018, a default judgment was entered against FPOI in the amount of $35,981 in inclusive of interest as of September 6, 2017; plus, finance charges (interest) continuing to accrue after September 6, 2017, of one and one-half percent (1.5%) per month (18% per annum) until paid on the unpaid principal amount of $32,956; plus, legal fees of $8,239 together with related court costs. As of March 30, 2018, no further judicial action has been issued by the court.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,243.78, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $51,274.93, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

Schlumberger Technology Corporation vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004618; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $28,904 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $28,904.01, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

We currently are not a party to any other material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

As of December 31, 2017 and 2016, the balance of contingent liabilities were $305,935 and $213,372, respectively. During the years ended December 31, 2017 and 2016, we recorded $145,970 and $0 in contingent liabilities, paid $35,000 and $0 cash for debt settlement and realized $18,407 and $0 as gain on settlement of debt, respectively.

Note 11 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017, and 2016 are summarized below.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017, and 2016, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2017, and 2015 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2017, and 2015.

	2017	2016
Net operating loss carryforward	$(2,845,750)	$(671,362)
Stock based compensation	57,019	3,931
Fair value of options	277,487	281
Total deferred tax assets	(2511,244)	(667,150)
Valuation allowance	$2,511,244	$667,150
Net deferred tax asset	-	-

F-23

	2017	2016
U.S federal statutory income tax	-34.00%	-34.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	39.80%	39.80%
Effective tax rate	0.00%	0.00%

At December 31, 2017 and 2016, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $2,511,244 and $667,150, respectively, which, if not utilized earlier, expire through 2037.

Note 12 – Subsequent Events

On February 25, 2018, Berwin agreed to defer repayment of the $1,250,000 note which was entered on May 5, 2017 to June 30, 2018. As partial consideration for the deferment, the Company agreed to issue Berwin 250,000 shares of its restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company.

On February 25, 2018, Profit Well Limited agreed to defer repayment of the $1,050,000 note which was entered on August 9, 2017 to June 30, 2018. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 200,000 shares of its restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company.

Note 13 - Supplemental Oil and Gas Reserve Information (Unaudited)

Results of operations from oil and gas producing activities

The following table shows the results of operations from the Company’s oil and gas producing activities. For the year ended December 31, 2017, the Company had no revenue from oil and gas producing activities.

Year Ended
December 31, 2017
Production revenues	$101,998
Production costs	—
Depletion and depreciation	14,584
Income tax	—
Results of operations for producing activities	$87,414

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil and gas properties:

Year Ended
December 31, 2017
Properties subject to depletion	$13,086,780
Accumulated depletion	14,584
Net capitalized costs	$13,072,196

Costs incurred in property acquisition, exploration and development activities

The following table summarizes the Company’s costs incurred in property acquisition, exploration and development activities for the year ended December 31, 2017:

Year Ended
December 31, 2017
Acquisition of properties	$10,462,220
Exploration costs	2,609,976
Development costs	—
Net capitalized costs	$13,072,196

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

Oil reserves are stated in thousands of standard barrels [“MSTB”], natural gas reserves are stated in thousands of cubic feet [“MCF”] and combined oil and gas reserves are stated in thousands of barrels of oil equivalent [“MBOE”]. Geological and engineering estimates of proved oil and gas reserves developed at one point in time by an independent third-party petroleum reserves engineering firm are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

		December 31, 2017
Proved Reserves	Total Proved Non-Producing	Proved Undeveloped	Total Proved

Beginning
Crude Oil MSTB’s	—	—	—
Natural Gas Liquids MSTB’s	—	—	—
Natural Gas MCF’s	97	714	811
Oil Equivalents MBOE’s	—	—	—

Revisions of previous estimates
Crude Oil MSTB’s	33	5,478	5,511
Natural Gas Liquids MSTB’s	—	—	—
Natural Gas MCF’s	2	4,757	4,759
Oil Equivalents MBOE’s	33	6,298	6,331

Sales of minerals in place
Crude Oil MSTB’s	2	-	2

Production
Crude Oil MSTB’s	2	-	2
Natural Gas Liquids MSTB’s	—	-	—
Natural Gas MCF’s	—	-	—
Oil Equivalents MBOE’s	2	-	2

Ending
Crude Oil MSTB’s	31	5,478	5,509
Natural Gas Liquids MSTB’s	—	—	—
Natural Gas MMCF’s	2	4,757	4,759
Oil Equivalents MBOE’s	31	6,298	6,329

Proved non-producing and proved undeveloped reserves at December 31, 2017 totaled 31 MBOE’s and 6,298 MBOE’s, respectively. Total proved reserves at December 31, 2017 totaled 6,329 MBOE’s and consisted of approximately 91% oil and 9% gas.

Reserves estimates are revised as of June 2017 from an independent third-party petroleum reserves engineering firm. The Company intends to review annually its proved undeveloped reserves to ensure an appropriate plan for development exists. The Company considers proved undeveloped reserves only if it plans to convert these reserves to proved developed producing reserves within five years from the date they were first acquired. The Company plans to develop all the remaining locations that comprise the 6,329 MBOE of proved reserves within five years. However, the decision to deploy capital and the timing of those expenditures is contingent on many different factors. The Company estimates capital expenditures of approximately $40 million will be sufficient to begin developing these reserves. The development plan assumes a continued gradual improvement in commodity pricing and general market conditions within the oil and gas industry.

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

At December 31, 2017, the Company expects its development plan to generally perform as follows:

	Estimated Conversion of Proved Undeveloped Reserves
	CAPEX (000’s)	MBOE
2018	$9,220	2,658
2019	$9,500.0	3,498
2020	9,500	4,220
2021	—	—
2022	—	—

For the year ended December 31, 2017, the Company had three wells in production and earned $101,999 in net revenues from the sale of oil or natural gas. All properties were either proved non-producing or proved undeveloped.

In 2017, the Company invested approximately $3,418,744 in its oil and gas properties. The Company has approximately $265,578 of net fixed assets on hand and existing infrastructure on the ground in Utah, which will be utilized to facilitate the exploitation and development of proved non-producing and proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed challenges but the Company maintains its belief that reserves will be developed within five years of their acquisition. In addition, the Company anticipates raising additional funds through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and institutional offerings in capital market transactions and future reserve-based lending activities to develop all of its proved non-producing and proved undeveloped reserves within the next five-years. Additionally, the Company also believes that it has the ability to joint venture to develop any of its assets.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved non-producing and proved undeveloped reserves for the periods presented in the financial statements is summarized below.

Year Ended
December 31, 2017
Future net production revenue	$256,032,802
Future operating costs	(35,896,000)
Future capex costs	(42,900,260)
Future net cash flows before tax	177,236,542
Future income taxes ( assuming 34% corporate tax rate )	(60,260,424)
Future net cash flows after tax	116,976,118
10% annual discount for estimating of future cash flows	(60,019,390)
Standardized measure of discounted net future cash flows	$56,956,728

Changes in standardized measure of discounted future net cash flows

For the year ending December 31, 2017, the Company sold a total of approximately 2,137 barrels of oil, which were produced from three of its Duck Creek wells.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2017:

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

ITEM 9B. Other Information.

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Kevin J. Sylla	43	Executive Chairman and Director
B.P. Allaire	46	Chief Executive Officer, Interim Chief Financial Officer and Director
Christopher C. Jarvis	46	Executive Vice President of Finance and Director
Alex M. Hemb	54	Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Kevin J. Sylla – Executive Chairman and Director

Mr. Sylla was appointed Executive Chairman of the Company on May 26, 2017. He was also appointed Chief Executive Officer and director of Foothills Petroleum, Inc., in March 2017. Mr. Sylla has served as Managing Director of Tiger Energy Operating, LLC, Tiger Energy Partners International, LLC, and Tiger Energy Mineral Leasing, LLC, for the past five years and he will continue in those roles for the foreseeable future. Mr. Sylla played a key advisory role in the successful combination and integration of Tiger properties into Foothills Exploration. He has over 10 years of oil and gas industry experience with extensive knowledge in business development, mergers and acquisitions, and management of oil and gas field operations.

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

B. P. Allaire – Chief Executive Officer, Interim Chief Financial Officer and Director

Mr. Allaire has served as president, chief executive officer, interim chief financial officer and director of the Company since April 2016. He has also served as president, chief operating officer and interim chief financial officer of Foothills Petroleum, Inc., the Company’s principal operating subsidiary since its formation and organization in December 2015. Mr. Allaire has also served as manager of Foothills Exploration, LLC, an indirect subsidiary of the Company, since December 2015. From 2011 to 2015, Mr. Allaire was President and CEO of Veritas Energy Management, LLC, a marketing and management company engaged in the acquisition, development and management of on-shore oil and gas properties in the mid-continent and gulf-coast regions of the U.S. From 2007 to 2012, Mr. Allaire was Managing Partner of Versailles Capital Partners, LLC, a multi-disciplined business development and strategic advisory services firm, which incubated the business plan and helped secure funding for a wine industry rollup play called Global Distillers & Vintners Holdings, Inc. After Global Distillers became a portfolio company of Versailles, Mr. Allaire represented Versailles’ interest by serving as Vice Chairman and Chief Financial Officer of Global Distillers & Vintners from May 2008 to June 2010.

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

Christopher C. Jarvis – Executive Vice President of Finance, and Director

Mr. Jarvis has been a director of the Company since April 2016 and was appointed Executive Vice President of Finance for the Company and Vice President of Risk Management for Foothills Petroleum, Inc. in March 2017. Mr. Jarvis has over 20 years of capital markets and investments experience covering the equity, commodity, and fixed-income markets. He engineered and executed energy risk management hedges for large multi-national companies and as a publishing analyst, he was ranked #1 by Bloomberg’s BARR analyst ranking system. Mr. Jarvis is a Certified Financial Analyst (CFA) and also a Certified Market Technician (CMT). He routinely appears on CNBC, Fox Business News, and Reuters. He is a contributor to major print media outlets including Reuters, Bloomberg and the Wall Street Journal as an oil and gas analyst.

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

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach. In May 2017, the board of directors appointed Kevin J. Sylla as the Company’s Executive Chairman and thereby adopted a policy to separate the positions of Chairman and Chief Executive Officer. Currently, Mr. Allaire serves as our president, chief executive officer and interim chief financial officer.

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

Compliance with Section 16(a) of the Exchange Act.

Not applicable.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect to our principal executive officer and principal financial officer for the years ended December 31, 2017, and 2016.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kevin J. Sylla	2017	203,600	-	-	557,058	-	-	760,658
Executive Chairman	2016	-	-	-	-	-	-	-

B.P. Allaire	2017	99,700	-	501	-	-	-	100,201
Chief Executive Officer	2016	58,500	-	999	275	-	-	59,774

Christopher Jarvis	2017	134,000	-	418	259,081	-	-	393,499
EVP, Finance	2016	45,000	-	832	275	-	-	46,107

Employment Offers

Appointment of Christopher Jarvis as Executive Vice President of Finance of Foothills Exploration, Inc. and Vice President of Risk Management of Foothills Petroleum, Inc.

On March 3, 2017, the Company announced that it had appointed Christopher Jarvis, a current member of the board of directors of the Company, as Executive Vice President of Finance of the Company and Vice President of Risk Management of Foothills Petroleum, Inc. (“FPI”), a wholly owned subsidiary of the Company. This appointment commenced March 1, 2017. There is no family relationship between Mr. Jarvis and the Company or FPI’s officers and directors. Other than the employment terms described below, Mr. Jarvis and the Company or FPI have not entered into any transaction, nor is any transaction proposed, which would require disclosure pursuant to Item 404(a) of Regulation S-K.

Mr. Jarvis received an annual salary of $240,000, and is entitled to annual increases of 3% per annum. Mr. Jarvis is also entitled to receive bonuses that will be based on performance standards which will be established by the Company. Mr. Jarvis received a $10,000 signing bonus on the effective date of employment and options to purchase 400,000 shares of Company’s common stock. The options have an exercise price of $2.02 per share, a five-year term and will vest quarterly over 24-month term of employment commencing June 1, 2017, but subject to no exercise for 12 months and subject further to all unvested options being accelerated upon any change of control event. Mr. Jarvis will also receive a car allowance in the amount of $800 per month and cell phone allowance in the amount of $100 per month once the Company’s net total oil and gas production reaches 750 barrels of oil equivalent per day for at least 90 consecutive days, including production from all wholly-owned subsidiaries and portion of production which may be beneficially allocated to the Company from sister companies in which the Company owns at least 50% in interest. Upon approval of the Company’s Board of Directors, Mr. Jarvis may become eligible to participate in the Company’s equity incentive plan, should one be established.

Mr. Jarvis’s employment with the Company is at will and may be terminated for or without cause. If Mr. Jarvis is terminated without cause following the 90-day probationary period, he may receive a pro-rated bonus through the balance of the calendar year in which termination occurred. Upon acceptance of position as fulltime executive of the Company and FPI, the Executive Director Agreement dated between Mr. Jarvis and the Company will terminate, however Mr. Jarvis will retain restricted stock units granted to him pursuant to the foregoing agreement subject to the vesting terms described therein.

Appointment of Kevin J. Sylla as Director and Chief Executive Officer of Foothills Petroleum, Inc.

On March 3, 2017 the Company announced that it had appointed Kevin J. Sylla, as Director and Chief Executive Officer of FPI. Mr. Sylla will also continue serving as manager of the Company’s indirect subsidiaries, Tiger Energy Operating LLC (“TEO”), Tiger Energy Partners International LLC (“TEPI”), and Tiger Energy Mineral Leasing LLC (“TEML”). This appointment commenced March 1, 2017. There is no family relationship between Mr. Sylla and the Company or FPI’s officers and directors. Other than the employment terms described below, Mr. Sylla and the Company or FPI have not entered into any transaction, nor is any transaction proposed, which would require disclosure pursuant to Item 404(a) of Regulation S-K.

Mr. Sylla has an annual salary of $360,000 with annual increases of 3% per annum upon successful completion of a 90-day probationary period. Mr. Sylla will also receive bonuses that will be based on performance standards that will be established by the Company. Mr. Sylla received a $10,000 signing bonus on the effective date of employment and an option to purchase 1.2 million shares of Company’s common stock. The options shall have an exercise price of $2.02 per share, a seven-year term and will vest quarterly over a 36 months term of employment commencing June 1, 2017, but subject to no exercise for 12 months and subject further to all unvested options being accelerated upon any change of control event. Mr. Sylla will also receive a car allowance in the amount of $800 per month and cell phone allowance in the amount of $100 per month once the Company’s net total oil and gas production reaches 750 barrels of oil equivalent per day for at least 90 consecutive days, including production from all wholly-owned subsidiaries and portion of production which may be beneficially allocated to the Company from sister companies in which the Company owns at least fifty percent 50% in interest. Upon approval of the Company’s Board of Directors, Mr. Sylla may become eligible to participate in the Company’s equity incentive plan, should one be established.

Mr. Sylla’s employment with the Company is at will and may be terminated for or without cause. If Mr. Sylla is terminated without cause following the 90-day probationary period, he may receive pro-rated bonus through the balance of the calendar year in which termination occurred.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2017.

	Option and Restricted Stock Awards
			Equity incentive
	Number of	Number of	plan awards:
	securities	securities	number of
	underlying	underlying	securities underlying
	unexercised	unexercised	unexercised	Option
	options	options	unearned	exercise	Option
	(#)	(#)	options	price	expiration
Name	Exercisable	Unexercisable	(#)	(US$)	date
Kevin J. Sylla (1)	-	1,200,000	-	$1.99	2/27/24
B.P. Allaire (2)	-	150,000	-	$2.00-$4.00	5/19/26
Christopher Jarvis (2)(3)	-	550,000	-	$1.99-$4.00	5/19/26
Alex Hemb (2)	-	150,000	-	$2.00-$4.00	5/19/26

(1)	On February 27, 2017, 1,200,000 options were granted to Kevin J. Sylla having a 7-year term, vesting quarterly over 3 years, but subject to no exercise for 12 months and subject further to all unvested options being accelerated upon any change of control event. The strike price for the options was set at 110% of the closing bid price on the date that employment commenced. On March 1, 2017, the date employment commenced, the closing bid price of the Company’s common stock was $1.84 per share, which makes the strike price of these options $2.02 per share.

(2)	On May 19, 2016, 150,000 options were granted to B.P. Allaire, Christopher Jarvis and Alex Hemb individually, having a 5-year term, for (i) 50,000 common shares at a strike price of $2 per share, vesting when the Company achieves and maintains a total average daily production level of 100 barrels of oil equivalent per day (“boe/d”) for at least 30 days, (ii) 50,000 common shares at a strike price of $3 per share, vesting when the Company achieves and maintains a total average daily production level of 200 boe/d for at least 60 days, and (iii) 50,000 common shares at a strike price of $4 per share, vesting when the Company achieves and maintains a total average daily production level of 500 boe/d for at least 90 days.

(3)	On February 27, 2017, 400,000 options were granted to Christopher Jarvis having a 5-year term, vesting quarterly over the term of employment commencing with the first quarter following the 90-day probationary period but subject to no exercise for 12 months and subject further to all unvested options being accelerated upon any change of control event. The strike price for the options was set at 110% of the closing bid price on the date that employment commenced. On March 1, 2017, the date employment commenced, the closing bid price of the Company’s common stock was $1.84 per share, which makes the strike price of these options $2.02 per share.

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2017 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Alex Hemb	-	-	-	-	-	-	$-
Christopher Jarvis	-	-	-	-	-	-	$-

Risk Management

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on April 11, 2018 issued and outstanding shares of common stock filing as of the filing of this Annual Report on Form 10-K by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percentage of Common Stock
Directors and Officers (1):
Kevin J. Sylla	2,005,000	13.5%
B.P. Allaire	150,000	1.0%
Christopher Jarvis	125,000	0.8%
Alex Hemb	125,000	0.8
All Officers and Directors as a Group (5 persons)	2,405,000	17.3%

5% or Greater Beneficial Owners
Wilshire Energy Partners, LLC (2)	4,800,752	20.1%
Berwin Trading Limited (3)	3,107,519	20.9%
Total Belief Limited (4)	2,083,334	14.0%
Lan Fang Ouyang (5)	1,503,759	10.1%

1.	The address for each of the officer and directors is 633 17th Street, Suite 1700, Denver, Colorado, 80202.
2.	The address for Wilshire Energy Partners, LLC, is 11111 Santa Monica Blvd, Suite 1700, Los Angeles. CA 90025
3.	The address for Berwin Trading Limited is Flat B, 28/F, Block 9, Larvotto, 8 Praya Road, Ap Lei Chau, Hong Kong.
4.	The address for Total Belief Limited is Room 1402, 14/F, New World Tower I, 16-18 Queen’s Road Central, Hong Kong.
5.	The address for Lan Fang Ouyang is Room 607, Yin Zuo Ge, Xu Fei Hua Da, Yaun, 2057 Cui Zhu Road, Luo Hu, Shenzhen, Guangdong 51800, China.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Berwin Trading Limited

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date, and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. As of December 31, 2017, the balance of accrued interest was $166,438. During the year ended December 31, 2017, the Company recorded interest expense in the amount of $166,438.

Alternus Capital Holdings Ltd.

Through Wilshire’s assistance Foothills Petroleum entered into two agreements with Alternus whereby Foothills obtained a total of $1,000,000 of financing in the form of convertible notes that upon completion of the Share Exchange were converted, at $0.665 per share, into 1,503,759 shares of common stock of the Company. See notes 4, 8, 9 and 10 for additional discussion of the transactions with Alternus.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2017, and December 31, 2016, for professional services rendered by RBSM, LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees and Audit Related Fees	$31,000	$42,000
Tax Fees	2,650	-
All Other Fees	-	-
Total	$33,650	$42,000

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

FOOTHILLS EXPLORATION, INC.

Dated: April 17, 2018	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ B. P. Allaire	Chief Executive Officer and Interim Chief Financial Officer	April 17, 2018
B. P. Allaire	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Alex M. Hemb	Director	April 17, 2018
Alex M. Hemb

/s/ Christopher C. Jarvis	Executive Vice President of Finance and Director	April 17, 2018
Christopher C. Jarvis

