Form 10-K/A
period 2017-12-31
FOOTHILLS EXPLORATION, INC.
filed 2018-08-06
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-190836

FOOTHILLS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3439423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 1700 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[X]

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

As of July 20, 2018, there were 15,050,627 shares of common stock outstanding.

Explanatory Note

Foothills Exploration, Inc. (“Foothills”, the “Company”, “its”, “we”, “our”, “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) for the fiscal year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2018 (the “Original Filing”) to include audited financial statements as of December 31, 2017 along with the opinion of our auditors as to the condition of those financial statements.

The principal purposes of this Amendment are as follows:

● Replacement of unaudited financial statements with audited financial statements;

● Inclusion of Report of Independent Registered Public Accounting Firm;

● Inclusion of additional oil and gas disclosures as required by the SEC; and

● Inclusion, as Exhibits, new certifications by our principal executive officer and principal financial officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events except for the issuance of common stock found in the footnotes to the financial statements, Note 13, Subsequent Events.

2

PART I

ITEMS 1 and 2. Business and Properties.

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, (the “Act”), regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in Item 1.A. below:

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

Any of these factors and other factors contained, as well as those discussed elsewhere in this Annual Report on Form 10-K/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.foothillspetro.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-877-8339. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Foothills Exploration, Inc., 633 17th Street, Suite 1700, Denver, Colorado, 80202.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

For definitions of certain oil and gas industry terms used in this Annual Report on Form 10-K, please see the Glossary beginning on page 12.

Background

Foothills Exploration, Inc. (the “Company”) was incorporated in the state of Delaware on May 13, 2010, under the name “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

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

Prior to the Share Exchange, we had minimal assets and recognized no revenues from operations and were accordingly classified as a shell company. On June 24, 2016, we filed an Amendment No. 1 to our Current Report on Form 8-K originally filed on June 10, 2016, indicating that we were no longer a shell company as defined by Rule12b-2 of the Exchange Act. In light of the closing of the Share Exchange, the Company became actively engaged in oil and gas operations.

On August 4, 2016, the Financial Industry Regulatory Association (“FINRA”) approved our name change from Key Link Assets Corp. to Foothills Exploration, Inc., and a change of trading symbol from KYLK to FTXP.

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston to support the division’s staff. That division consisted of geologists and petroleum engineers engaged in the exploration and development of hydrocarbons who were tasked with building a portfolio of high impact exploration projects in the Gulf Coast region. On March 27, 2018, we closed that office.

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

On December 30, 2016, the Company acquired various oil and gas assets (the “Uinta Agreement”). These assets included certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non-operated interest in other leases, and access to approximately 5,600 acres in the Uinta Basin with proved and probable reserves and existing infrastructure in place. Through the acquisition, Foothills also obtained six shut-in wells in the Natural Buttes Field, Utah. The transaction provided Foothills with the rights to an agreement to acquire up to 5,600+ acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Tribal lands in the Uinta Basin. This acquisition delivered to the Company an additional 40% working interest in the Ladysmith Prospect covering 3,060 acres in the Greater Green River Basin, Wyoming, bringing the Company’s total working interest in the prospect from 35% (pre-acquisition) up to 75%.

Pursuant to the Uinta Agreement the Company acquired 13,166,667 shares, constituting 55.6% of the outstanding shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company. Grey Hawk owns a non-operated working interest in two non-producing wells in the southern portion of the Natural Buttes Field.

On December 30, 2016, the Company acquired the remaining 25% membership interest in TEPI from Green Stone Capital Partners Limited, a Cayman Islands limited liability company, in exchange for assumption of Greenstone’s proportionate share of TEPI obligations and liabilities.

Effective August 28, 2017 , the Company acquired a 21.6% working interest, with a 17.1% net revenue interest, in two (2) exploratory, horizontal wells in Uintah County, Utah, from an undisclosed party. These wells were drilled through an existing wellbore into an unproved reservoir. Both wells are operated by EOG Resources, Inc. (NYSE: EOG) (“EOG”). We expect total costs for our working interest in both wells will be approximately $3.2 million based on Authorizations for Expenditures to which we agreed. Of those total costs, we incurred $1.5 million during 2017. These wells align with the Company’s overall growth strategy for the basin and provide us with the ability to gain insight from a world-class operator. The Stagecoach 111-20H and Stagecoach 117-20H horizontal wells both commenced producing natural gas liquids, and residue gas in commercial quantities in December 2017, despite the wells having not yet been completed. These two successful horizontal wells are expected to generate production and net cash flow for the Company subject to the Company’s payment to EOG of the Company’s share of costs incurred in the drilling and completion of the wells.

Our principal office is located at 633 17th Street, Suite 1700, Denver, Colorado 80202. Our telephone number is (720) 449-7478. Our website address is www.foothillspetro.com.

Overview

The Company is an exploration stage company engaged in the acquisition and development of oil and natural gas properties. The Company is focused on acquiring producing and developmental properties in the U.S. Rocky Mountain region. The Company seeks to acquire non-core, dislocated, underdeveloped, and underexplored oil and gas assets and maximize those assets to create shareholder value.

Industry and Market Data

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

Market Environment

The U.S. energy markets finished strong in 2017 as improving fundamentals for both oil and natural gas buoyed energy prices going into the close of the year. Looking ahead in 2018, we believe the U.S. energy markets’ improving fundamentals will continue to strengthen and will position the U.S. as a global leader for producing fossil fuels and lead to further growth of U.S. exports. We also expect an uptick in price volatility heading into 2018. Our bias is moderately bullish at current levels for both WTI oil prices and natural gas prices as strong global demand for products is partially offset by rising oil and natural gas production out of U.S. shale formations.

Oil – The prevailing theme in 2017 was OPEC and Non-OPEC producing nations’ production cuts and extensions of these cuts throughout the year. In the fourth quarter of 2017, OPEC had announced extending the cuts once again in 2018. The production cuts have gained traction as the global oil markets’ supply/demand rebalanced and global stock piles haven decreased materially. For 2018, we see a second prevailing theme emerging, which is global demand. The International Energy Agency (IEA) in its monthly oil market report for February 2018 forecast global demand to increase by 1.4 million barrels per day in 2018 with peak demand of 100.0 million barrels per day in the fourth quarter of 2018. The Energy Information Administration (“EIA”), in its “Short-Term Energy Outlook” dated March 6, 2018 is forecasting that U.S. crude oil production will average 10.7 million barrels per day in 2018, which would mark the highest annual average U.S. crude oil production level, surpassing the previous record of 9.6 million b/d set in 1970. In the same report, the EIA is forecasting WTI oil prices to average $58 a barrel for both 2018 and 2019. No assurance can be given that this outlook will prove to be accurate.

Natural Gas – The EIA in its “Short-Term Energy Outlook” dated March 6, 2018 estimates that U.S. dry natural gas production averaged 73.6 billion cubic feet per day (Bcf/d) in 2017. The EIA forecasts that natural gas production will average 81.7 Bcf/d in 2018, establishing a new record. That level would be 8.1 Bcf/d higher than the 2017 level and the highest annual average growth on record. The EIA forecasts dry gas consumption will average 78.19 billion cubic feet per day (Bcf/d) while net exports will average 2.09 billion cubic feet per day (Bcf/d) in 2018. The EIA expects Henry Hub spot prices to average $2.99/MMBtu for all of 2018. In 2019, EIA forecasts prices will average $3.07/MMBtu. No assurance can be given that this outlook will prove to be accurate.

Commodity Price Environment

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. Many factors enter into the price of oil, both domestic and foreign.

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

Title to Properties

Foothills owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, we anticipate that a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Foothills will conduct a title examination and attempt to cure materially significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate. Foothills properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Foothills’ Utah properties acquired from Total Belief Limited on December 30, 2016, are subject to a certain Bureau of Indian Affairs (“BIA”) Administrative Appeal and a Ute Indian Tribe Global Settlement Agreement, each of which does or may affect title to some, all or none of the properties acquired. Foothills is currently attempting to cure title on these properties, subject to the outcome of the BIA Administrative Appeal, which is still ongoing as of July 26, 2018. To the extent that such defects or disputes exist and cannot be cured, Foothills would suffer title failures, which could result in property valuation impairments and other material adverse consequences to the operations of the Company.

Employees

As of December 31, 2017 and 2016, we had 5 and 6 employees, respectively, including our executive officers.

Our Strategy

Our strategic objective is to build a portfolio of producing properties that have low operating costs, long lived reserves, and upside development potential. Our goal is to build a land bank of over 200,000 net acres of proved, probable, and prospective reserves during this period of relatively low commodity pricing. We intend to accomplish this by acquiring oil and gas properties with attractive valuation metrics and attractive geological risk/reward profiles that are better positioned to benefit from an improvement in commodity prices. Our primary focus is the U.S. Rocky Mountain region, where our consultants and technical staff have conducted successful oil and gas operations. Our geographical focus, regional experience, and strategic industry relationships advantageously position the Company to acquire high quality oil and gas assets at attractive valuations in the current environment.

Our acquisitions and roll up strategy is based on identifying high-quality, non-core, stranded, and distressed assets in the U.S. Rocky Mountain region, which are selling at a discount to intrinsic value. We are primarily focused on acquiring oil and gas assets that come with current production, existing infrastructure in place, and future developmental potential. Acquired assets are subsequently optimized to maximize production and create shareholder value. Our strategy includes targeting adjacent oil and gas properties with similar characteristics for bolt on acquisitions to increase total acreage in a concentrated geographical area, enabling us to optimize the profitable operation of those assets. Our business involves:

●	Identifying, evaluating, and making strategic acquisitions of producing oil and gas properties;

●	Integrating, optimizing, and operating the assets acquired;

●	Developing the properties to grow proved reserves; and

●	Consolidating additional acreage nearby existing controlled acreage.

We seek to acquire high quality oil and gas assets that have been underexplored and underdeveloped. The industry’s recent flight to the Permian and Delaware Basins has encouraged major exploration and production companies to divest of quality non-core assets in other (secondary) basins in other regions, such as the Rocky Mountains, in order to generate cash for reinvestment into their core (primary) target investment basins like the Permian or Delaware Basins. We aim to achieve a lower cost of entry and generate an overall better return on invested capital by acquiring assets at a discount to inherent value, optimizing and developing those assets, and then operating those assets profitably, even at current energy prices. Management believes that accomplishing these objectives will create and maximize shareholder value in the long term.

Our Properties

Program	Unproved Acreage		Proved Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Wyoming	5,621	5,621	—	—	5,621	5,621
Utah	—	—	7,842	7,842	7,842	7,842
Total	5,621	5,621	7,842	7,842	13,463	13,463

Wyoming Properties

The principal Wyoming assets that we own currently consist of non-producing, prospective mineral leases in the Ladysmith and Paw Paw projects. Our Wyoming properties are located in Fremont and Big Horn Counties, Wyoming.

Ladysmith Project

We own a 75% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 gross acres located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprising two seismic lines covering the Chevron/Echo – Greater Green River Basin.

Paw Paw Project

The Paw Paw project is a 3-D seismic defined prospect, which covers 4,467 net acres and is a direct analog to the highly productive Tensleep Formation “Enigma” Field (EUR 3.7 million barrels of oil) located only two miles to the south. We own 100% working interest in 2,560 net acres of this project before Payout and this working interest is reduced to 75% after Payout. The Tensleep Formation has a history of prolific area production with two nearby analogous reservoirs. The Paw Paw project has potential from primary and secondary recovery of up to 2 million barrels of oil. On December 11, 2016, the Company completed drilling operations on the Paw Paw Federal #1 test well. The Big Horn County Wyoming test well reached total depth in the Madison Formation and the Company successfully logged and acquired valid data to further evaluate the project’s potential.

The Paw Paw Federal #1 test well reached total depth of 4,500 feet in the Madison Formation after drilling an anticipated stratigraphic section and thrust fault. Oil shows were found in the Muddy, Phosphoria, and Madison formations. The Phosphoria is a regionally productive formation and could end up being the secondary zone in sidetrack operations should that type of operation be deemed commercially economic.

As used herein, the term “Payout” shall be deemed to occur at 7:00 a.m. on the first day in which Foothills recovers out of its share of production from the Paw Paw Federal #1 (“Test Well”), after deduction of all royalties, existing overriding royalties, production or severance taxes, and any other burdens or taxes measured by or payable out of production, a sum equal to the aggregate of the following:

●	the aggregate costs and expenses of drilling, testing and completing the Test Well into the tanks or the pipeline to which the Test Well is connected, including the costs of all surface equipment attached or connected to the wellhead; and

●	the costs and expenses of operating during the Payout period (items i. and ii. shall be calculated and governed by the terms and provisions of the accounting procedure attached to the Paw Paw Unit Operating Agreement).

Utah Properties

The Utah properties are located in Uintah and Duchesne Counties, comprising operated and non-operated working interests as well as rights and interests in a project for future development.

The Company operates through TEO six oil and gas wells situated on 280 gross acres (224 net) in the Duck Creek area of the Altamont Bluebell field located in Uintah County, Utah, in which the Company has a 100% working interest with an 80% net revenue interest.

The Company owns all rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation among Mountain Oil & Gas, Inc (‘MOG”) and entities associated with MOG and the Ute Indian Tribe of the Uintah and Ouray Reservation, dated December 22, 2014. The Company also owns all rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012. The Company expects to move forward with this transaction in 2018 via a revised Global Settlement Agreement with the parties to said agreement.

The Company owns a very small (under 1%) non-operated working interest in certain leases located in Duchesne County, Utah. The Company recognized approximately $4,532 in net revenues during 2017 from this non-operated working interest.

On August 28, 2017, the Company acquired a 21.6% non-operated working interest with a 17.1% net revenue interest in two horizontal wells in the Uintah Basin (“Basin”). First sales from the two wells were made in December 2017, and the well was successfully completed and tested in February 2018.

Plan of Operations

Over the near-term the Company believes that it is well positioned to capitalize on the current relatively low-price environment. Foothills intends to acquire dislocated oil and gas assets as well as non-core assets from larger exploration and production companies seeking to divest assets in secondary basins as the industry continues its migration to the Permian and Delaware Basins. In addition to a favorable macroeconomic environment for acquiring attractive oil and gas assets, management intends to leverage our geographical focus in the Rocky Mountain region. We are focused on acquiring and rolling up smaller operators in a considerably fragmented oil and gas market; and, through consolidation, management believes the Company can effectively scale its production and acreage position and collectively unlock value in the acquired oil and gas assets to create shareholder value.

Acquiring Additional Assets

The Company is currently targeting several prospective acquisitions in a tightly defined geographical area of interest that meet certain metrics and future development potential. Management’s current focus has shifted to oil-weighted projects, given crude’s moderate recovery in recent months and the desire to diversify the Company’s current natural gas-weighted projects. The Company anticipates that future acquisitions will be funded through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and institutional offerings in capital market transactions and future reserve-based lending activities. Subject to the securing of additional capital, the Company anticipates the expenditure of up to $45 million to fund additional bolt-on acquisitions of producing properties, which can potentially be leveraged and optimized by applying its technical capabilities and improving operational efficiencies. Although the Company is currently evaluating several prospective acquisitions, which meet its criteria and anticipates making an announcement regarding its next acquisition in the near term, no assurance can be given that it will be successful in any of these endeavors.

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

GLOSSARY OF OIL AND GAS TERMS

The following are the meanings of some of the oil and gas industry terms that may be used in this annual report.

2-D seismic: Geophysical data that depicts the subsurface strata in two dimensions. A vertical section of seismic data consisting of numerous adjacent traces acquired sequentially.

3-D seismic: A set of numerous closely-spaced seismic lines that provide a high spatially sampled measure of subsurface reflectivity. Events are placed in their proper vertical and horizontal positions, providing more accurate subsurface maps than can be constructed on the basis of more widely spaced 2D seismic lines. In particular, 3D seismic data provide detailed information about fault distribution and subsurface structures.

Analogous reservoir: Reservoirs with similar rock and fluid properties, reservoir conditions (depth, temperature, and pressure), and drive mechanisms but are typically at a more advanced stage of development than the reservoir of interest and, thus, may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, analogous reservoir refers to a reservoir that shares all of the following characteristics with the reservoir of interest: (a) same geological formation (but not necessarily in pressure communication with the reservoir of interest), (b) same environment of deposition, (c) similar geological structure, (d) same drive mechanism. Reservoir properties must, in the aggregate, be no more favorable in the analog than in the reservoir of interest.

Barrel: Standard volume of measure for crude oil and liquid petroleum products.

Basin: A depression of the earth’s surface into which sediments are deposited, usually characterized by sediment accumulation over a long interval; a broad area of the earth beneath which layers of rock are inclined, usually from the sides toward the center.

BCF: Billion cubic feet.

BOE: Barrel of oil equivalent. One barrel equals 42 US gallons. One/sixth of a barrel is equivalent to one MCF (thousand cubic feet) of natural gas.

BOE/D: Barrel of oil equivalent per day.

Completion: The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Crude oil: A general term for unrefined petroleum or liquid petroleum.

Developmental drilling: Drilling that occurs after the initial discovery of hydrocarbons in a reservoir.

Developed nonproducing reserves: Those reserves that either have not been on production or have previously been on production but are shut-in, and the date of resumption of production is unknown. These are commonly referred to as PDNP reserves.

Developed producing reserves: Those reserves that are expected to be recovered from completion intervals open at the time of the estimate. These reserves may be currently producing or, if shut-in, they must have previously been on production, and the date of resumption of production must be known with reasonable certainty. These are commonly referred to as PDP reserves.

Developed reserves: Those reserves that are expected to be recovered from existing wells and installed facilities or, if facilities have not been installed, that would involve a low expenditure (e.g., when compared to the cost of drilling a well) to put the reserves on production. The Developed category may be subdivided into producing and nonproducing.

Development well: A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole: A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

E&P: Exploration and production.

Exploration: The initial phase in petroleum operations that includes generation of a prospect or play or both, and drilling of an exploration well. Appraisal, development and production phases follow successful exploration.

Exploratory well: A well drilled to find and produce oil or gas in an unproved area, find a new reservoir in a field previously found to be productive in another reservoir, or extend a known reservoir.

Farmout: An agreement whereby the owner of a lease (farmor) agrees to assign part or all of a leasehold interest to a third party (farmee) in return for drilling of a well or wells and/or the performance of other required activities. The farmee is said to “farm-in.”

Field: An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Formations: Beds or deposits composed substantially of the same minerals throughout.

Fracturing or “Fracking”: Hydraulic fracturing is a method used to create fractures that extend from a borehole into rock formations, which are typically maintained by a proppant, a material such as grains of sand, ceramic beads or other material which prevent the fractures from closing. The method is informally called fracking or hydro-fracking. The technique of hydraulic fracturing is used to increase or restore the rate at which fluids, such as oil, gas or water, can be produced from the desired formation. By creating fractures, the reservoir surface area exposed to the borehole is increased.

Full cost: Method of accounting which can be elected by an E&P company. As described in Reg. S-X, Rule 4-10(c), a full cost company capitalizes all costs incurred in property acquisition, exploration, and development.

Gas show: While drilling a well through different rock formations, gas may appear in the drilling mud which is circulating through the drill pipe, which indicates the presence of gas in the formation being drilled; drillers call this a “gas show”.

Horizontal well: a well in which the borehole is deviated from vertical at least 80 degrees so that the borehole penetrates a productive formation in a manner parallel to the formation. A single horizontal lateral can effectively drain a reservoir and eliminate the need for several vertical boreholes.

Hydrocarbon: A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane (CH 4), but many are highly complex molecules, and can occur as gases, liquids or solids. The molecules can have the shape of chains, branching chains, rings or other structures. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.

Lease and well equipment: Wells and related equipment and facilities are often referred to in the oil and gas industry as lease and well equipment even though, technically, the property may have been acquired other than by a lease. The costs include those incurred to (a) drill and equip exploratory wells and exploratory-type stratigraphic test wells that have found proved reserves and (b) obtain access to proved reserves and provide facilities for extracting, treating, gathering, and storing the oil and gas, including the drilling and equipping of development wells and development-type stratigraphic test wells (whether those wells are successful or unsuccessful) and service wells.

MCF: Standard measure of volume for natural gas which is one thousand cubic feet.

MCFE: MCF equivalent. Six thousand cubic feet of natural gas is equivalent to one barrel of oil.

MCFE/D: MCF equivalent per day.

MSTB: Thousand stock tank barrels. Volume of oil after production at surface pressure and temperature (as opposed to reservoir conditions).

Net revenue interest (NRI): The portion of oil and gas production revenue remaining after the deduction of royalty and overriding royalty interests.

NYMEX: The New York Mercantile Exchange, the world’s largest physical commodity futures exchange, located in New York City.

Operator: The individual or company responsible for the exploration and/or exploitation and/or production of an oil or gas well or lease.

Overriding royalty interest (ORRI): an interest carved out of a working interest that entitles its owner to a fraction of production free of any capital costs and production or operating expense but not free of production or severance tax levied on the production. An overriding interest’s duration derives from the lease in which it was created.

Participation interest: The proportion of exploration and production costs each party will bear and the proportion of production each party will receive, as set out in an operating agreement.

Production: The phase that occurs after successful exploration and development and during which hydrocarbons are extracted from an oil or gas field.

Proved properties: Properties with proved reserves.

Recompletion: After the initial completion of a well, the action and technique of re-entering the well and repairing the original completion or completing the well in a different formation to restore the well’s productivity.

Reservoir: A subsurface, porous, permeable rock formation in which oil and gas are found. Formations are confined by impermeable rock or water barriers and are individual and separate from other reservoirs.

Royalty interest: An ownership interest in the portion of oil, gas, and/or minerals produced from a well that is retained by the lessor upon execution of a lease or to one who has acquired possession of the royalty rights, based on a percentage of the gross production from the property free and clear of all costs except taxes.

Seismic: Exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations. 2-D seismic provides two-dimensional information, and 3-D seismic provides three dimensional pictures. 4-D seismic produces 3-D pictures over time and is used to indicate fluid movement in producing reservoirs.

Shale: A type of sedimentary rock from which oil and gas can be produced by utilizing different extraction techniques.

Shut in: Not currently producing.

SMOG: Acronym for the disclosure, required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932 – Extractive Activities – Oil and Gas, of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

Service well: Well drilled or completed for the purpose of supporting production in an existing field. Wells in this class are drilled for the following specific purposes: gas injection (natural gas, propane, butane, or flue gas), water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

Support facilities and equipment: Support equipment and facilities used in oil and gas producing activities, such as seismic equipment, drilling equipment, construction and grading equipment, vehicles, repair shops, warehouses, supply points, camps, and division, district, or field offices.

Uncompleted wells, equipment, and facilities: Uncompleted wells, equipment and facilities, the costs of which include those incurred to (a) drill and equip wells that are not yet completed and (b) acquire or construct equipment and facilities that are not yet completed and installed.

Undeveloped reserves: those reserves expected to be recovered from known accumulations where a significant expenditure (e.g., when compared to the cost of drilling a well) is required to render them capable of production. They must fully meet the requirements of the reserves classification (proved, probable, possible) to which they are assigned. These are commonly referred to as PUD. We do not at this time include probable and possible proved reserves in our calculation of future cash flows and standardized measure of future cash flows in our Supplemental Oil and Gas Disclosures contained in the footnotes to our consolidated financial statements.

Unproved properties: Properties with no proved reserves.

Wildcat: Exploratory well that is particularly risky (i.e., information from seismic data or nearby producing fields is not available to support the prospect).

Working interest: The interest in oil or gas that includes the responsibility for all drilling, developing, and operating costs.

Workover: The performance of one or more of a variety of remedial operations on a producing well to try to increase or restore production.

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

In May 2016, the Company changed its focus to operate as an independent oil and gas exploration and production company. It was not until January 2017 that the Company commenced operations under the business plan discussed herein. Potential investors should be aware of the risks and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the material amounts of capital required, the drilling and other operational and commodity fluctuation risks, as well as intense competition from existing companies in the same industry segments as we operate.

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

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, drilling, production, and acquisition of properties, crude oil, natural gas, and natural gas liquids reserves. We intend to finance our future capital expenditures primarily with sales of our equity, cash flow from operations, as well as privately secured and institutionally obtained borrowings. Our cash flow from operations and access to equity and debt capital is subject to a number of variables, including:

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

As of December 31, 2017, we have warrants issued and outstanding exercisable into 2,683,515 shares of our common stock, that are exercisable in whole or in part, at exercise prices which range from $0.665 per share to $4.00 per share. The weighted average exercise price is $1.56 per share. The exercise of the warrants into shares of our common stock may have a dilutive effect to the holdings of our existing shareholders.

We depend upon management, but we may at times have limited participation of management.

Currently our directors are also acting as our officers. We are heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of our directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under contracts to be determined.

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

In making the decision to drill our initial two wells in the Paw Paw and Labokay prospects, we made material use of 2D and 3D seismic data and those two wells drilled did not yield commercial shows of oil or gas. Our decisions to purchase, explore, develop and exploit prospects or properties will continue to depend in part on data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which are uncertain. However, even when used and properly interpreted, 2D and 3D seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know if hydrocarbons are present or producible economically. Other geologists and petroleum professionals, when studying the same seismic data, may have significantly different interpretations than our professionals.

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

Our revenues, profitability, and future growth depend significantly on natural gas and crude oil prices. Natural gas and crude oil prices recovered moderately in 2017. The markets for these commodities are volatile, and prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital through the sale of our securities or other capital raising techniques. Lower prices also affect the amount of natural gas and oil that we might economically produce. Factors that can cause price fluctuations include but are not limited to:

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

Reserves estimates depend on many assumptions that may turn out to be inaccurate. Inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and net present value of our reserves. The Company’s current estimates of reserves could change, potentially in material amounts, in the future, in particular due to fluctuations in commodity prices.

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

In order to prepare reserves estimates, we must project production rates and the amount and timing of future development expenditures. Our booked proved undeveloped reserves must be developed within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves within the required time frame could result in fluctuations in reserves value between periods as reserves booked in one period may need to be removed or reevaluated in a subsequent period.

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

The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated crude oil and natural gas reserves and, in particular, may be reduced should significant declines in commodity prices occur.

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

Accounting rules require that we periodically, but no less frequently than annually, review the carrying values of our crude oil and natural gas properties for possible impairment. Based on specific market factors, prices, and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our crude oil and natural gas properties. A write-down results in a non-cash charge to earnings. We may incur additional impairment charges in the future, particularly if crude oil and natural gas prices remain at their currently low levels or decline further, which could have a material adverse effect on our results of operations for the periods in which such charges are taken

We are subject to significant operating hazards and uninsured risk in the energy industry.

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

The Standardized Measure of our estimated reserves and PV-10 included in this report should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties.

The Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. Standardized Measure requires the use of specific pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. The non-GAAP financial measure, PV-10, is based on the average of the closing price on the first day of the month for the 12-month period prior to fiscal year end, while actual future prices and costs may be materially higher or lower.

Consequently, these measures may not reflect the prices ordinarily received or that will be received for oil and gas production because of varying market conditions, nor may they reflect the actual costs that will be required to produce or develop the oil and gas properties. Accordingly, estimates included herein of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the Standardized Measure of our estimated reserves and PV-10 included in this report should not be construed as accurate estimates of the current fair value of our proved reserves. In addition, the 10% discount factor we use when calculating PV-10 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general. Actual future net revenues also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation.

RISK FACTORS RELATED TO OUR STOCK

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a “penny stock” company. Our securities are subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000, excluding the primary residence, or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, this rule will affect the ability of purchasers of our common stock to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated.

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

At December 31, 2017, we have warrants issued and outstanding exercisable into 2,683,515 shares of our common stock at exercise prices which range from $0.665 per share to $4.00 per share. The weighted average exercise price is $1.56 per share. They are exercisable in whole or in part. The exercise of the warrants into shares of our common stock likely would have a dilutive effect to the holdings of our existing shareholders.

Rule 144 sales in the future may have a depressive effect on our stock price.

Outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of at least 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Our business is highly speculative and the investment is, therefore, risky.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

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

At December 31, 2017, our indirect subsidiaries were parties to the following contested matters:

Utah Wells

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC (Case No. 169000023, 8th District Court, Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO, relating to the work over of wells in Duchesne County, Utah, in the amount of $53,407. On September 29, 2017, TEO and SCI Welding reached an agreement to settle the matter for $35,000, and the Company paid SCI Welding these settlement funds. A Stipulated Motion to Dismiss (signed by all parties) and an Order by the Court Dismissing Case was filed on October 11, 2017. This is a final settlement of this matter with no further judicial action required.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC (Case No. 160800005 8th Judicial District Court, Duchesne County, State of Utah)

Plaintiff in this case sought collection of unpaid debt incurred by TEO for services rendered. Pursuant to this action a default judgment in the amount of $159,965 was obtained by Plaintiff on June 1, 2016, against TEO, for unpaid accounts in connection with its workover of wells in Duchesne County, Utah. Graco filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County executing on properties not owned by our subsidiary company. A Motion to Set Aside the sheriff’s sale concerning these properties was filed with the court based on the fact that TEO is not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which time a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was rejected by Graco. A writ of execution was again issued to seize the property of this subsidiary on March 8, 2018.

Plaintiff had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,965 to Graco. The first payment due on May 9, 2018, has already been paid by TEO. The second payment of $32,793 is due on July 9, 2018; third payment of $32,793 is due on September 9, 2018; fourth payment of $32,793 is due on November 9, 2018; and fifth and final payment of $32,793 is due on January 9, 2019. Upon receipt of an executed agreement, Graco agreed to postpone the Sales until May 10, 2018; and upon receipt of the first payment on May 9, 2018, Graco agreed to cancel the Sales altogether. If any of the above payments are not made when due, Graco will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any subsequently occurring default under the settlement agreement. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017 for collection of unpaid services and materials incurred by FEOI, a wholly-owned indirect subsidiary of the Company, in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937 was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of July 26, 2018, no further action has been taken.

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

Bureau of Indian Affairs (BIA) Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal,	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute Tribal leases acquired by TEPI in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement negotiated between the Northern Ute Tribe (the “Tribe”) and TEPI, the Company proposed to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remains unchanged, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the Global Settlement Agreement. The Tribe and Tiger remain in discussion regarding urging final approval of the Global Settlement Agreement by the Regional Director of the BIA.

Labokay Well – Parish of Calcasieu, State of Louisiana

In February 2017, FPOI drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were present but not in commercial quantities to warrant completion. Consequently, the Labokay test well was plugged and abandoned in February 2017. Since the well was not commercially viable, FPOI’s working interest in the underlying mineral lease terminated; and we no longer have a right to acquire title to said property. The Labokay-related civil suits described below were filed against FPOI, a wholly-owned indirect subsidiary of the Company arising from unpaid accounts in connection with drilling of the Labokay test well.

R.W. Delaney Construction Company vs. Foothills Petroleum Operating, Inc. (Cause No. 2017-CV-0330 – County Court of Adams County, Mississippi)

This case was filed on September 18, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff (R. W. Delaney) in the amount of $72,495 in connection with drilling of the Labokay test well in Calcasieu Parish, Louisiana. A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting its petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251, together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017, plus additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $104), plus an additional sum for reasonable attorney’s fees in the amount of $2,500, and all costs of the court.

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

This case was filed on November 14, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $35,981 for unpaid accounts in connection with its drilling of the Labokay test well. On January 25, 2018, a default judgment was entered against FPOI in the amount of $35,981.08, inclusive of interest through September 6, 2017, plus, interest continuing to accrue after September 6, 2017, of one and one-half percent (1.5%) per month (18% per annum) until paid on the unpaid principal amount of $32,956, plus, legal fees of $8,239 together with related court costs.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

Schlumberger Technology Corporation vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004618; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $28,904 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana. On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus attorneys’ fees.

We currently are not a party to any other material legal proceedings. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Trading Information

Our common stock is quoted on the OTCQB under the symbol “FTXP.” There has been limited reported trading to date in our common stock. The following table sets forth, for the periods indicated, the range of high and low intraday bid price per share of our common stock. Our shares began trading under this symbol on or about August 9, 2016. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

On July 20, 2018, the closing sales price reported for our common stock was $0.13 per share and as of that date, we had approximately 58 holders of record of our common stock, and 15,050,627 shares outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock. We intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions, and other factors that our board of directors deems relevant.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the Notes thereto, appearing elsewhere in this Report. The discussions of results, causes, and trends should not be construed to imply any conclusion that these results or trends will necessarily occur. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Going Concern

The Company’s consolidated financial statements included in Item 8 of this Annual Report have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses from inception through December 31, 2017, has a working capital deficit at December 31, 2017, of $13,024,813, and has limited sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

To address these matters, the Company is actively meeting with investors for possible equity investments, including business combinations; investigating other possible sources to refinance our existing debt; and in continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue

The following table summarizes our revenues from commodity sales during the years ended December 31, 2017 and 2016.

	Years Ended
	December 31,			Percentage
	2017	2016	Difference	Change

Revenues
Oil	$82,794	$-	$82,794	100%
Natural gas liquids	15,180	-	15,180	100%
Residue gas	57,187	-	57,187	100%
Total	$155,161	$-	$155,161	100%

Sales volumes
Oil (Bbls)	1,710	-	1,710	100%
Natural gas liquids (Bbls)	362	-	362	100%
Residue gas (MCF)	19,119	-	19,119	100%
Total BOE	5,259	-	5,259	100%
Total BOE/D	14.4	-	14.4	100%

Average prices
Oil (per Bbl)	$48.42	$-	$48.42	100%
Natural gas liquids (per Bbl)	41.91	-	41.91	100%
Residue gas (per MCF)	2.99		2.99	100%
Price per BOE	$29.51	$-	$29.51	100%

Operating Expenses

Operating expenses for the years ended December 31, 2017 and 2016, are set forth in the table below.

	Years Ended
	December 31,			Percentage
	2017	2016	Difference	Change

Costs and Expenses
Lease operating expense (1)	$252,682	$—	$252,682	100%
Production and ad valorem taxes (2)	71	—	71	100%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	1,542,000	—	1,542,000	100%
General and administrative expense	3,808,067	1,913,265	1,894,802	99%
Total operating expenses	$5,602,820	$1,913,265	$3,689,555	193%

(1)	Incurred primarily on our Duck Creek properties.
(2)	Incurred on December 2017 pre-completion sales from two horizontal wells in Uintah County, Utah.
(3)	Includes $1,507,768 impairment of the Labokay project.

Operating expenses expressed in BOE for the years ended December 31, 2017 and 2016 are set forth in the table below:

	Years Ended
	December 31,			Percentage
	2017	2016	Difference	Change

Costs and Expenses
Lease operating expense	$48.05	$—	$48.05	100%
Production and ad valorem taxes	0.01	—	0.01	100%
Depletion, depreciation, amortization, accretion, and impairment expense	293.23	—	293.23	100%
General and administrative expense	724.15	—	724.15	100%
Total operating expenses	$1,065.44	—	1,065.44	100%

Interest Expense

Interest expense for the years ended December 31, 2017 and 2016, were $930,923 and $27,873, respectively. The increase in interest expense is primarily attributed to new notes payable entered into during the year ended December 31, 2017.

Loss on Change in Derivative Value

Loss on change in derivative value for the years ended December 31, 2017 and 2016, was $169,423 and $0, respectively. The increase in change in derivative value is primarily attributed to new convertible notes entered into for the year ended December 31, 2017.

Other Income

Other income for the years ended December 31, 2017 and 2016, was $5,727 and $0, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the year ended December 31, 2017.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the years ended December 31, 2017 and 2016, was $48,407 and $0, respectively. The increase in gain on extinguishment of debt is attributed to a settlement of legal proceedings and accrued interest forgiven under a note payable which was paid in full during the year ended December 31, 2017.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2017, was $6,493,871 ($0.45 per basic and diluted common share). Our net loss for the year ended December 31, 2016, was $1,941,138 ($0.23 per basic and diluted common share).

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had a working capital deficit of $13,024,813. As of December 31, 2016, we had a working capital deficit of $1,083,783. The increase of $11,941,030, in the working capital deficit was attributable as follows:

Decrease in current assets of which $800,822 was decreased cash	$802,570
Increase in accounts payable and accrued liabilities	1,407,102
Increase in accounts payable and accrued liabilities – related party (1)	518,552
Increase in current portion of notes payable	7,397,369
Increase in current portion of notes payable – related party (2)	1,250,000
Increase in deferred rent	14,487
Increase in derivative liabilities	458,387
Increase in other liabilities	92,563
Sum of changes in working capital	$11,941,030

(1)	Accrued payable to management for unpaid compensation of $362,714 and 2017 accrued interest to Berwin Trading Limited (“Berwin”) of $166,438 on related party note payable.
(2)	Note payable to Berwin.

Our December 31, 2017, reserves report based on the SEC pricing case makes various assumptions regarding the pace of development of our proved undeveloped reserves. In order to develop these reserves on the schedule assumed in the reserve report, the capital expenditure requirement for 2017 would have been $4 million. It is our intent to secure additional capital investment to fund our current operations, development plans for current assets, and acquisitions of producing properties presently under consideration. There are no assurances, however, that we will be successful in this financing effort.

There are multiple factors that can affect these estimates including changes in commodity prices, adverse weather conditions and unforeseen events, both inside and outside of our business. In the event that a new financing is not put in place or that other unforeseen circumstances create a shortfall in the capital expenditure budget, other potential sources of funds to support the development effort include:

●	The establishment of joint ventures with other operators or financing sources;
●	Additional debt financing; and
●	Additional equity offerings.

If, however, cash flow plus the additional sources outlined above are not sufficient to support our portion of the capital expenditure budget outlined in the reserve report, our ability to execute our plan of operations could be negatively impacted and drilling activity could be reduced.

Cash and Accounts Receivable

As of December 31, 2017, we had cash in bank of $555, compared to $801,377 at December 31, 2016. The $800,822 decrease in cash was due primarily to costs associated with the operation of our business in excess of net revenues earned, consisting mainly of wages and related costs, travel and costs associated with being a publicly traded company.

As of December 31, 2017, we had accounts receivable of $32,671, compared to $0 at December 31, 2016. This increase in accounts receivable is due primarily to a receivable for December product sales which the operator has informed us will be applied against unpaid costs of drilling and construction of support facilities and equipment, which were, respectively, $1,479,282 and $22,087 as of December 31, 2017.

Liabilities

As of December 31, 2017, the outstanding balance of principal and accrued interest on debt was $9,218,947 a net increase of $9,218,947 from the outstanding balance of $0 as of December 31, 2016. This net increase was due to repayment of $1,020,000 of principal and accrued interest on a loan used to satisfy certain obligations under the Purchase and Sale Agreement with Total Belief Limited,(“TBL Acquisition”) for general working capital and to support certain target drilling activities; $6,000,0000 of principal and accrued interest on a note issued in conjunction with the TBL Acquisition; $1,106,168 of principal and interest on a bridge note issued to repay the $1,020,000 of principal and accrued interest on the note referred to above; $250,000 of principal and accrued interest on promissory note to an investor; $123,042 of principal and accrued interest on note issued in exchange for services; $53,219 of principal and accrued interest on a convertible note, $270,080 of principal and accrued interest on a note issued for general corporate and working capital purposes and guaranteed by our Executive Chairman of the Board, Kevin Sylla; and $1,416,438 of principal and accrued interest pursuant to a note issued to Berwin Trading Limited, a related party by virtue of having a 20% beneficial ownership in the Company.

Accounts payable and accrued expenses increased by $1,940,141 to $3,661,069 at December 31, 2017, from $1,720,928 at December 31, 2016. Included in accounts payable and accrued expenses are $529,152 and $10,600 as of December 31, 2017 and 2016, respectively, associated with Berwin, a related party. The increase is due primarily to an increase in the rate of interest from 9% to 13.5% on the principal unpaid balance agreed to with Berwin, a related party, as additional consideration for providing the Company with an extension of time to meet its obligations pursuant to the Berwin debenture. These unpaid liabilities are aged from 1 days to 366 days, and we lack the liquidity to pay them until we obtain additional capital.

The Company is currently in discussions with multiple parties interested in providing additional capital investment to fund the Company’s current operations, development plans for current assets, and acquisitions of producing properties presently under consideration. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company’s efforts will be successful in any of these endeavors, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2017 and 2016, we used $3,307,445 and $1,590,726 of cash in operating activities, respectively. Non-cash adjustments included $1,507,768 and $0 related to assets written off, $1,353,581 and $62,960 related to stock compensation expense, $14,487 and $0 in deferred rent, $377,080 and $0 related to amortization of debt discount, $34,232 and $4,114 in depreciation, depletion and amortization, common stock and warrants issued for inducement of the note extension of $141,900 and $0, fair value of down-round feature on warrants of $59,801 and $0, financing expense on notes of $71,345 and $0, note payable issued for services of $120,629 and $0, change in derivative liabilities of $169,423 and $0, gain on settlement of debt and contingent liability $48,407 and $0 and net changes in operating assets and liabilities of $615,413 and $283,338, respectively.

Investing Activities

During the year ended December 31, 2017, we used $613,377 net cash in investing activities for acquisition of an oil and gas property.

During the year ended December 31, 2017, $613,377 net cash was used in investing activities, an increase of $230,480 from net cash used in investing activities during the year ended December 31, 2016. This increase is primarily due to proceeds from restricted cash of $358,129 in 2016.

During the year ended December 31, 2016, $382,897 net cash used in investing activities for acquisition of an oil and gas property. This included a $75,000 cash payment made for the acquisition of Total Belief Limited (“TBL”) and $358,129 cash received in the TBL acquisition. We also acquired $91,899 in equipment and $574,127 in oil and gas property.

Financing Activities

During the year ended December 31, 2017, $3,120,000 net cash provided by financing activities, which includes $1,250,000 in proceeds from the issuance of related party notes payable, $2,300,000 in proceeds from the issuance of unrelated party notes payable, $1,000,000 in repayments to notes payable, $300,000 in proceeds from the issuance of convertible note payable, and $270,000 in proceeds from issuance of common stock.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements. On an ongoing basis, management reviews and refines those estimates. Management’s judgments are based on information including, but not limited to, historical experience, industry trends, conventional practices, expert opinions, terms of existing agreements and information from outside sources. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from these estimates.

Oil and Gas Properties, Full Cost Method. The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool. Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities. Cost centers are established on a country-by-country basis, and all of the Company’s capitalized costs associated with oil and gas properties are located within a single cost center, which is the United States.

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

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling. The cost center ceiling is equal to: (i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (ii) the cost of properties not being amortized; plus (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and less (iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue is derived from the sale of crude oil and natural gas. Revenue from crude oil sales is recognized when the crude oil is delivered to the purchaser and collectability is reasonably assured. We follow the “sales method” of accounting for oil and natural gas revenue, which means we recognize revenue on all crude oil or natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than our share of the expected remaining proved reserves. If collection is uncertain, revenue is recognized when cash is collected. We recognize reimbursements received from third parties for out-of-pocket expenses incurred as service revenues and account for out-of-pocket expenses as direct costs.

Stock-Based Compensation. Pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. We estimate volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term, which is equal to the midpoint between the vesting period and the contractual term.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Foothills Exploration, Inc. and subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foothills Exploration, Inc. and subsidiaries (The “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/S/ RBSM LLP

We have served as the Company’s auditor since 2015.
Henderson, Nevada
August 06, 2018

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$555	$801,377
Accounts receivable - trade	747	-
Accounts receivable – oil and gas	31,924
Prepaid expenses	14,721	49,140
Total current assets	47,947	850,517

Oil and gas properties, full cost accounting
Properties not subject to amortization	2,457,218	1,181,421
Properties subject to amortization, net	10,674,918	10,252,568
Support facilities and equipment, net	121,502	99,446
Net oil and gas properties	13,253,638	11,533,435

Property and equipment, net	13,821	18,339
Other assets:
Restricted cash	240,000	240,000
Surety and performance bonds	295,000	295,000
Total assets	$13,850,406	$12,937,291

Liabilities and Equity
Current liabilities:
Accounts payable - trade and accrued liabilities	$3,053,050	$1,710,328
Accounts payable – related party	362,714	10,600
Deferred rent	14,487	-
Accrued interest	64,380	-
Accrued interest - related party	166,438	-
Notes payable	7,304,097	-
Notes payable - related party	1,250,000	-
Convertible note payable, net	93,272	-
Derivative liabilities	458,387	-
Other liabilities	305,935	213,372
Total current liabilities	13,072,760	1,934,300
Long-term liabilities:
Long-term debt, net	-	6,000,000
Asset retirement obligation	303,327	-
Total liabilities	13,376,087	7,934,300

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,900,627 and 13,779,612 shares issued and outstanding, respectively	1,490	1,378
Stock payable	93,900	51,397
Additional paid in capital	8,847,394	6,924,810
Accumulated deficit	(8,468,465)	(1,974,594)
Total stockholders’ equity	474,319	5,002,991
Total liabilities and stockholders’ equity	$13,850,406	$12,937,291

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended December 31,
	2017	2016
Revenues	$155,161	$-

Operating expenses
Lease operating expense	252,753	-
Selling, general and administrative expense	3,808,067	1,913,265
Depletion, depreciation, amortization, and accretion expense	34,232	-
Impairment of oil and gas properties	1,507,768	-
Total operating expenses	5,602,820	1,913,265

Loss from operations	(5,447,659)	(1,913,265)

Other income (expenses):
Interest expense	(930,923)	(27,873)
Change in derivative value	(169,423)	-
Gain on extinguishment of debt	48,407	-
Other income	5,727	-
Total other income (expenses)	(1,046,212)	(27,873)

Net Loss	$(6,493,871)	$(1,941,138)

Net loss per share – basic and diluted	(0.45)	(0.23)

Weighted average shares outstanding – basic and diluted	14,418,719	8,422,180

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2015	-	$-	4,500,000	$450	$71,980	$-	$(33,456)	$38,974
KYLK Shares	-	-	58,809,000	5,881	(5,881)	-	-	-
Common stock returned to treasury for cancellation	-	-	(56,449,000)	(5,645)	5,645	-	-	-
Common stock issued for notes	-	-	1,503,759	150	999,850	-	-	1,000,000
Shares issued for services	-	-	325,000	33	10,279	-	-	10,312
Common stock issued for cash	-	-	3,007,519	301	1,999,699	-	-	2,000,000
Common stock issued for acquisition	-	-	2,083,334	208	3,812,293	-		3,812,501
Warrants issued for services	-	-	-	-	2,144	-	-	2,144
Debt forgiveness	-	-	-	-	28,801	-	-	28,801
Stock payable (RSUs)	-	-	-	-	-	51,397	-	51,397
Net income	-	-	-	-	-	-	(1,941,138)	(1,941,138)
Balance as of December 31, 2016	-	-	13,779,612	1,378	6,924,810	51,397	(1,974,594)	5,002,991
Common stock issued for cash	-	-	406,015	41	269,959	-	-	270,000
Shares issued for services	-	-	275,000	27	453,473	-	-	453,500
Shares issued for services (CEO, Dir)	-	-	280,000	28	135,310	(51,397)	-	83,941
Shares issued for inducement of note payable	-	-	160,000	16	66,234	93,900	-	160,150
Options issued for services	-	-	-	-	816,140	-	-	816,140
Fair value of warrants issued with note payable	-	-	-	-	178,932	-	-	178,932
Imputed interest	-	-	-	-	2,536	-	-	2,536
Net income	-	-	-	-	-	-	(6,493,871)	(6,493,871)
Balance as of December 31, 2017	-	$-	14,900,627	$1,490	$8,847,394	$93,900	$(8,468,465)	$474,319

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,493,871)	$(1,941,138)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	34,232	4,114
Impairment of assets	1,507,768	-
Amortization of debt discount	377,080	-
Financing expenses on notes	71,345	-
Fair value of down-round feature on warrants	59,801	-
Note payable issued for services	120,629	-
Change in derivative value	169,423	-
Common stock and warrants issued for inducement of the note extension	141,900	-
Common stock and stock payable issued for services and fair value of options	1,353,581	62,960
Deferred rent	14,487	-
Gain on extinguishment of debt	(48,407)	-
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(32,671)	-
Prepaid expenses	34,419	122,586
Accounts payable and accrued liabilities	(1,246,683)	160,752
Accounts payable and accrued liabilities- related party	518,552	-
Other liabilities	110,970	-
Net cash used in operating activities	(3,307,445)	(1,590,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from restricted cash	-	358,129
Cash paid for acquisition of Total Belief Limited	-	(75,000)
Cash paid for fixed assets	-	(91,899)
Cash paid for acquisition of oil and gas property	(613,377)	(574,127)
Net cash used investing activities	(613,377)	(382,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	1,250,000	-
Repayments of notes payable	(1,000,000)	-
Proceeds from notes payable	2,300,000	400,000
Proceeds from convertible note payable	300,000	-
Proceeds from sales of common stock	270,000	2,000,000
Net cash provided by financing activities	3,120,000	2,400,000

Net increase in cash and cash equivalents	(800,822)	426,377

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	801,377	375,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$555	$801,377

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,000	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities
Prepaid expenses paid in shares	$-	$893
Asset retirement obligation	$291,659	$-
Debt discount	$793,144	$-
Stock issued for conversion of notes payable	$-	$1,000,000
Accrued interest forgiven by related party	$-	$28,801
Accounts payable settled with restricted cash	$-	$25,000
Assets acquired in acquisition from Total Belief Limited	$-	$10,817,668
Fixed assets transferred to oil and gas properties	$(335,024)	$-
Related party payable assumed in acquisition	$-	$(10,600)
Liabilities assumed in acquisition	$-	$(613,297)
Notes payable issued for acquisition	$-	$(6,000,000)
Shares issued for acquisition	$-	$(3,812,500)
Note payable issued for services	$120,629	$-
Unpaid liabilities in acquisition of oil and gas property	$2,683,785	$534,764
Fair value of warrants issued with note payable	$119,131	$-
Fair value of shares issued for inducement of note payable	$160,150	$-

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, going concern, and significant accounting policies

Business

Foothills Exploration, Inc., (“Company”, “Foothills Exploration”, or “Foothills”) was incorporated in the state of Delaware on May 13, 2010, under the name “Key Link Assets Corp.” for the purpose of acquiring a portfolio of heavily discounted real estate properties in the Chicago metropolitan area. The Company changed its focus and planned to acquire small and medium sized grocery stores in non-urban locales that are not directly served by large national supermarket chains.

On May 2, 2016, Foothills Petroleum Inc., a Nevada corporation (“FPI”), acquired over 14.1 million pre-split (56.4 million post-split) shares of the Company’s common stock constituting approximately 96% of our then issued and outstanding shares (“FPI Acquired Shares”). As of May 16, 2016, we effected a 4:1 forward split of our shares of common stock.

On May 27, 2016, the Company entered into a Share Exchange Agreement with shareholders of FPI. See Note 2 – Share Exchange Agreement.

Prior to the Share Exchange, the Company had minimal assets and recognized no revenues from operations and was accordingly classified as a shell company. In light of closing the Share Exchange transaction with the shareholders of FPI, the Company became actively engaged in oil and gas operations and is no longer a shell company.

The consolidated balance sheets include the accounts of the Company, and its wholly-owned direct and indirect subsidiaries, Foothills Exploration, Inc. (“FTXP”), Foothills Petroleum, Inc. (“FPI”), Foothills Exploration, LLC (“FEL”), Foothills Petroleum Operating, Inc. (“FPOI”), Foothills Exploration Operating, Inc. (“FEOI”), Tiger Energy Partners International, LLC (“TEPI”), Tiger Energy Operating, LLC (“TEO”), and Tiger Energy Mineral Leasing, LLC (“TEML”).

The Company’s oil and gas operations are conducted by its wholly owned indirect subsidiaries. FEL is a qualified oil and gas operator in the states of Wyoming and Colorado, and TEO is a qualified oil and gas operator in the state of Utah.

The Company’s operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists, and landmen as required in connection with future drilling and production operations.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through December 31, 2017, has a working capital deficit at December 31, 2017, of $13,024,813, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these matters, the Company is actively meeting with investors for possible equity investments, including business combinations; investigating other possible sources to refinance our existing debt; and in continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Foothills Exploration, Inc., and all of its direct and indirect wholly-owned subsidiaries including Foothill Petroleum, Inc., Foothills Petroleum Operating, Inc., Foothills Exploration Operating, Inc., Foothills Exploration LLC, Tiger Energy Partners International, LLC, Tiger Energy Operating, LLC and Tiger Energy Mineral Leasing, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation and Functional Currency

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars (USD).

Use of Estimates

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

Reclassifications

Certain reclassifications have been made to amounts in prior year to conform to the current year presentation. All reclassifications have been applied consistently to the periods presented and had no effects on previously reported results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with maturity of three months or less.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our consolidated balance sheet. At each of the years ended December 31, 2017 and 2016, the Company had restricted cash of $240,000. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the historical carrying amount net of an allowance for uncollectible accounts. The carrying amount of the Company’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables.

Trade accounts receivable comprise receivables from joint interest owners which are recorded when the Company incurs expenses on behalf of the non-operator interest owners of the properties the Company operates.

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. During the year ended December 31, 2017, the company accrued $31,924 of net revenue receivable from EOG Resources, the operator of two wells in which the Company has a working interest, which the Company has been informed that EOG will apply to unpaid invoices of the Company’s share of costs to drill two wells until EOG has recovered those costs. During the year ended December 31, 2017, those costs were $1,501,377. See Note 4 – Property and Equipment.

The Company’s reported balance of accounts receivable, net of allowance for doubtful accounts, represents management’s estimate of the amount that ultimately will be realized in cash or used in the future to offset an operator’s joint interest billings.

The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of the receivables and knowledge of the individual customers or joint interest owners. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.

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

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling. The cost center ceiling is equal to: (i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (ii) the cost of properties not being amortized; plus (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and less (iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Support Facilities and Equipment

Our support facilities and equipment are generally located in proximity to certain of our principal fields. Depreciation of these support facilities is calculated on a units-of-production basis.

Maintenance and repair costs that do not extend the useful lives of property and equipment are charged to expense as incurred.

Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with US GAAP and guidelines from the United States Securities and Exchange Commission (“SEC”). The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion, and amortization expense and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserves estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions, and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs, and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

Fixed Assets

The Company capitalizes expenditures related to property and equipment not directly associated with our production of oil and gas, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost, acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Office equipment – 3 years

Vehicle(s) – 5 years

Land – not depreciated

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities and facilities that support the production of oil and gas. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. After recording these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds, and the capitalized costs are depreciated on a unit-of-production basis. Both the accretion and the depreciation will be included in depreciation, depletion and amortization expense on our consolidated statements of operations.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

●	Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

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

Certain of the Company’s debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, Derivatives and Hedging. The estimated fair value of the derivative warrant instruments was calculated using a Black Scholes valuation model.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016:

Fair Value Measurement at
	Carrying Value	December 31, 2017
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	458,387	—	—	458,387

Fair Value Measurement at
	Carrying Value	December 31, 2016
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	—	—	—	—

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

Revenue Recognition

The Company recognizes revenue in accordance with the requirements of ASC 605-10-599, which directs that it should recognize revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). All of our revenue is attributable to sales of oil, gas, and other hydrocarbons which are sold daily, with sales aggregated on a monthly basis. In the case of revenue received for a non-operated working interest, we are paid by the operator, which is a joint interest partner and not the purchaser of the product. In the case of revenue received for an operated working interest, we are paid by the marketer to whom we sell the commodities directly pursuant to contractual arrangements.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share.” The Company’s earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings (loss) of the Company and are calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options, warrants, and convertible debt.

	December 31,
	2017	2016
Numerator:
Net income (loss) available to stockholders	$(6,493,871)	$(1,941,138)
Basic net income allocable to participating securities (1)	—	—
Income (loss) available to Foothills Exploration, Inc.’s stockholders	$(6,493,871)	$(1,941,138)

Denominator:
Weighted average number of common shares outstanding-Basic	14,418,719	8,422,180
Effect of dilutive securities:
Options and warrants (2)	—	—
Stock payable (3)	205,000	200,000
Weighted average number of common shares outstanding-Diluted	14,623,719	8,622,180

Net income (loss) per share:
Basic	$(0.45)	$(0.23)
Diluted	$(0.44)	$(0.23)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the year ended December 31, 2017, “out of the money” stock options representing 2,050,000 shares and warrants representing 2,683,515 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the year ended December 31, 2016, “out of the money” stock options representing 450,000 shares and warrants representing 1,025,000 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the year ended December 31, 2017, stock payable representing 205,000 shares were anti-dilutive. For the year ended December 31, 2016, stock payable representing 200,000 shares were anti-dilutive.

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

The Company accounts for stock, stock options, and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted as appropriate under ASC 718 “Compensation – Stock Compensation”. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Under the provisions ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 addresses the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria classifying the agreement as a capital lease are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of operations and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation and may require the services of valuation experts. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

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

Note 2 – Share Exchange Agreement

During the year ended December 31, 2016, (the “Company”):

(1)	acquired over 14.1 million pre-split (56.4 million post-split) shares of Key Link’s common stock from five persons constituting approximately 96% of our issued and outstanding shares (the “FPI Acquired Shares”). In conjunction with this purchase we incurred a charge of $316,035 for the purchase of these shares.

(2)	effected a 4:1 forward split of our shares of common stock.

(3)	entered into a Share Exchange Agreement (“Share Exchange Agreement”) with the shareholders of FPI, whereby the Company acquired all of the outstanding shares of FPI for an aggregate of 6,003,759 shares of common stock of which 4,500,000 shares of common stock were issued to Wilshire Energy Partners, LLC, (“Wilshire”) and 1,503,759 of shares of common stock were issuable to Alternus Capital Holdings Ltd., a British Virgin Islands company (“Alternus”) (the “Share Exchange”) for automatic conversion of debt. As a result of the Share Exchange, FPI became the Company’s wholly owned subsidiary and the FPI Acquired Shares were subsequently returned to treasury, deemed canceled and no longer outstanding.

(4)	exchanged warrants to purchase 700,000 shares of FPI’s common stock that were issued to Wilshire for a like amount of warrants to purchase shares of Key Link’s common stock (the “Wilshire Warrants”). The Wilshire Warrants which:

●	have a term of five years;

●	are exercisable at $1.25 per share as to 100,000 shares;

●	are exercisable at $2.00 per share as to 200,000 shares;

●	are exercisable at $3.00 per share as to 400,000 shares;

●	do not have a cashless exercise feature; and

●	are not exercisable for one year from the date of issuance.

Following the closing of the Share Exchange transaction the Company had approximately 8,363,759 shares of common stock outstanding (excluding the FPI Acquired Shares, which are deemed canceled following the Share Exchange), of which Wilshire and Alternus own in the aggregate 6,003,759 shares, or approximately 52% of the outstanding common stock.

Note 3 – Acquisition

On December 30, 2016, the Company entered into a Purchase and Sale Agreement (“PSA”) with Total Belief Limited (“TBL”), a British Virgin Islands limited liability company. Under the PSA, the Company purchased membership interests in the companies listed below, constituting all of the ownership interest and claims that TBL has or may have in these companies, as defined below.

Based on the closing of its agreement with TBL, the Company acquired:

●	Clear Elite Holdings Limited (“CEH”), a British Virgin Islands limited liability company, which is the owner of 100% of the membership interests of Golden Giants Limited, a British Virgin Islands limited liability company (“GGL”), which owns:

○	100% of the membership interests of NTE-Utah, LLC, a Delaware limited liability company (“NTE-Utah”), which in turn owns 100% of the membership interests of Tiger Energy Operating, LLC (“TEO”), a Nevada limited liability company, which in turn owns 100% of the membership interests of Tiger Energy Mineral Leasing, LLC (“TEML”), a Nevada limited liability company, with owned oil and gas leases, wells, related oil and gas bonds, and oil and gas lease rights and options, found in approximately 280 acres in Uintah County, Utah, and cash assets held by the entities; and

○	750 units of membership interests (representing 75% total equity ownership) of Tiger Energy Partners International, LLC (“TEPI”), a Nevada limited liability company with owned assets including:

●	All rights and interests pertaining to the Global Settlement Agreement (“GSA”) for the Uintah and Ouray Reservation between Mountain Oil & Gas, Inc. and certain entities affiliated with it and the Ute Indian Tribe of the Uintah and Ouray Reservation, dated December 22, 2014;

●	All rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc. dated April 16, 2012, and December 18, 2012

●	All cash held in an attorney trust account earmarked for payments to certain vendors and other creditors;

●	$240,000 cash held in escrow for State of Utah Department of Natural Resources Division of Oil, Gas and Mining (DOGM); and

●	Cash balances in all company bank accounts

●	Prominent Sino Holdings Limited (“PSH”) and Value Train Investments Limited (“VTI”), each a British Virgin Islands limited liability company, and each a direct wholly-owned subsidiary of TBL, and that together own 55.63% of the shares of Grey Hawk Exploration, Inc. (“Grey Hawk”), a British Columbia, Canada company, constituting ownership of 13,166,667 Grey Hawk common shares. Grey Hawk owns a non-operated working interest in two non-producing wells in the southern portion of the Natural Buttes Field.

Pursuant to the PSA the parties agreed to determine and pay the purchase price of $10.75 million for these assets and ownership interests as follows:

●	A cash payment of $75,000 in connection with closing;

●	Additional cash payment of $675,000 payable within 10 business days following execution of the agreement;

●	2,083,334 shares of restricted common stock of the Company valued for accounting purposes at $3,812,500, or at price per share of $1.83 (valued by the parties at $4,000,000 at an agreed upon price per share of $1.92); and

●	A promissory note delivered at closing in the principal amount of $6,000,000 that:

○	has a term of 18 months from the Closing Date;

○	accrues no interest during its term; and

○	requires the entire principal amount to be due and payable upon maturity.

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets
Cash	$358,130
Cash in escrow	240,000
Oil and gas properties	10,016,990
Drilling equipment	265,578
Investment	100
Bond deposits	295,000
Liabilities
Accounts payable	(389,325)
Contingent liabilities	(213,372)
Related party payable	(10,600)
Net assets acquired	10,562,501

TBL had no operating activities during the year ended December 31, 2016; hence no pro forma information is included for this acquisition.

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

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at December 31, 2017 and 2016 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at December 31, 2017 and 2016 are set forth below in the following table:

	December 31,
	2017	2016
Unproved leasehold (1)	$977,936	$1,181,421
Proved leasehold	10,094,760	10,252,568
Properties subject to depletion, net of depletion	580,158	—
Exploratory wells – construction-in-progress (1) (2)	1,479,282	—
Total	$13,132,136	$11,433,989

(1)	Not subject to depletion;
(2)	Expected to be reclassified from exploratory to properties subject to amortization in the first quarter of 2018.

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
Total	$10,252,568	$4,405,352	$—	$(1,525,784)	$13,132,136

During the year ended December 31, 2017, the Company engaged in the following activities associated with its oil and gas properties:

●

Acquired a 21.6% non-operated working interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party. Both wells are operated by EOG. We expect total cost of both wells will be $3.2 million. These wells align with the Company’s overall growth strategy for the Uinta Basin. The well was drilled successfully and had a small amount of production, and completion will be finalized in 2018. As of December 31, 2017, the Company incurred $1,501,377 in costs for our working interest share. The wells are classified on our consolidated balance sheets as construction-in-progress and not subject to amortization until completion has occurred which is expected to be late in the first quarter of 2018.

●

Drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. We incurred $1,507,768 in the drilling of this well which was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and contingencies for additional information on the lawsuits.

●	Successfully worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $70,937 in capitalized workover costs associated with these wells.

●	Incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

During the year ended December 31, 2016, the Company engaged in the following activities associated with its oil and gas properties:

●	Completed drilling of the Federal #1 test well in the Paw Paw project in Big Horn County, Wyoming. The test well reached total depth in the Madison Formation and the Company successfully logged and acquired valid data to further evaluate the project’s potential. Oil shows were found in the Muddy, Phosphoria, and Madison formations. The Phosphoria is a regionally productive formation and could end up being the secondary zone in sidetrack operations should that type of operation be deemed commercially economic. We incurred costs of approximately $730,000 in this project.

●	Acquired various proved oil and gas assets in Utah from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets included certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. Through the acquisition, the Company also obtained six shut-in wells in the Natural Buttes Field, Utah. The transaction provided the Company with the rights to an agreement to acquire up to 6,000 acres and up to 16 shut-in oil and gas wells with proved and proved undeveloped reserves on Tribal lands in the Uinta Basin. This acquisition delivered to the Company an additional 40% working interest in the Ladysmith Prospect covering 3,060 acres in the Greater Green River Basin, Wyoming, bringing the Company’s total working interest in the prospect from a pre-acquisition 35% up to 75%. We incurred $10,562,501 in acquiring these assets.

●	Incurred costs of $55,848 for to acquire additional leases and working interest and for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	December 31,
	2017	2016

Tank	$30,000	$30,000
Vehicle	69,446	69,446
Accumulated depreciation	(31)	—
Construction in progress (1)	22,087	—
Total support facilities and equipment, net	$121,502	$99,446

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah.

The Company recognized depreciation expense of $31 and $0 during the years ended December 31, 2017 and 2016, respectively.

Office Furniture, Equipment, and Other

As of December 31, 2017, and 2016, office furniture, equipment, and other consisted of the following:

	December 31,
	2017	2016
Computer equipment and fixtures	$22,453	$22,453
Vehicle	—	—
Accumulated depreciation	(8,632)	(4,114)
Office furniture, equipment, and other, net	$13,821	$18,339

During the year ended December 31, 2017, the vehicle was reclassified to Support Facilities and Equipment, as it is used in oil and gas field operations of the Company.

During the years ended December 31, 2017 and 2016, depreciation expense was $8,632 and $4,114, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
	2017	2016

Beginning asset retirement obligations	$—	$—
Liabilities established	291,659	—
Accretion expense	11,668	—
Ending asset retirement obligations	$303,327	$—

Accretion expense for the year ended December 31, 2017 and 2016 was $11,668 and $0, respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our Notes payable as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
9% unsecured note payable due May 6, 2017 (1)	$-	$-
13.5% unsecured note payable due September 8, 2017 (2)	1,050,000	-
0% unsecured note payable due June 30, 2018 (3)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (3)	(114,268)	-
0% unsecured note payable due January 2, 2018 (4)	250,000	-
Less: unamortized discount of imputed interest of 4% (4)	(2,264)	-
12% unsecured note payable June 30, 2018 (5)	120,629	-
Total debt	7,304,097	6,000,000
Less: current maturities	7,304,097	-
Long-term debt, net of current maturities	-	6,000,000

At December 31, 2017, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	On December 30, 2016, effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and reclassified the remaining accrued interest of $30,000 as a gain on extinguishment of debt.

(2)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(3)	On December 30, 2016, in connection with the TBL acquisition (see Note 3 - Acquisitions), Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $342,804 of imputed interest as debt discount.

(4)

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

(5)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018.

During the years ended December 31, 2017 and 2016, respectively, we incurred $442,389 and $27,873 of interest expense, including amortization of discount and recognized a gain on extinguishment of debt of $30,000 and $0, respectively.

Note 7 – Notes Payable - Related Party

	December 31,
	2017	2016
13.25% unsecured note payable due May 5, 2017 (1)	$1,250,000	$-
Total debt	1,250,000	-
Less: current maturities	1,250,000	-
Long-term debt, net of current maturities	$-	$-

(1)

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to have accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. See Note 3 – Acquisitions.

On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

During the years ended December 31, 2017 and 2016, the Company recorded interest expense of $166,438 and $0, respectively on the related party note.

Note 8 – Convertible Note Payable

	December 31,
	2017	2016
10% convertible note payable due May 10. 2018 (1)	$50,000	$-
8% convertible note payable due August 16, 2018 (2)	267,500	-
Less: unamortized debt discount on convertible notes (1)(2)	(224,228)	-
Total debt	93,272	-
Less: current maturities	93,272	-
Long-term debt, net of current maturities	$-	$-

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during thunder this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Opportunity Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On November 17, 2017, the Company issued to FirstFire Opportunity Fund, LLC, an unaffiliated investor, a senior convertible promissory note in the principal amount of $267,500 and received proceeds of $250,000 before giving effect to certain transactional costs including legal fees. As part of this transaction the Company also issued (i) warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and (ii) 60,000 shares of the Company’s restricted common stock. This note accrues interest of 8% per annum and is due and payable on August 17, 2018. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of the lower of (i) $0.665 per share or (ii) 50% of the lowest per share market values during the twenty (20) trading days immediately preceding a conversion date. If the lowest traded price of the Common Stock is less than the Conversion Price on the date following the Conversion Date on which the Holder actually receives from the Company, then the Conversion Price shall be deemed to have been retroactively adjusted, as of the Conversion Date, to a price equal to 75% multiplied by the lowest closing price of the Common Stock on the Free Trading Shares Receipt Date. This note is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of this note will be used for general corporate and working capital purposes. The aggregate relative fair value of warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. Fair value of 60,000 shares of common stock was determined $18,250 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $288,964, of which $67,964 was expensed immediately to interest expense. $288,964 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The aggregate value of the original debt discount, warrant, conversion feature and 60,000 shares of common stock of $267,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. As of December 31, 2017, Company accounted for the conversion feature as a derivative valued at $458,387 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.6 year.

During the years ended December 31, 2017 and 2016, the Company incurred $49,071 and $0, respectively, of interest expense on the convertible notes and amortization of discount.

Note 9 – Common Stock

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

On December 30, 2016, we issued 2,083,334 shares of common stock in connection with the TBL acquisition (see Note 3), at a purchase price of $1.83 per share for an aggregate amount of $3,812,500.

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

On August 15, 2016, Foothills also granted one of its executive officers, Mr. E. Ovalle, 100,000 restricted stock units (RSUs) of the Company which vested as follows (i) 20,000 vested on February 15, 2017, (ii) 20,000 vested on May 15, 2017, and (iii) 60,000 vested on August 15, 2017. The Company has the right, but not the obligation to repurchase all or any portion of RSUs granted to the executive at a price of $0.665 per share if executive’s employment with the Company is terminated for any reason within 30 months of start of employment on August 15, 2015. These RSU’s were valued at $67,000 on the grant day. As of December 31, 2017, 100,000 shares were vested and were issued to Mr. Ovalle.

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

Note 10– Other Related Party Transactions

Alternus Capital Holdings Limited

On December 24, 2015, FPI entered into a convertible promissory note in the amount of $600,000 with Alternus. The two-year note originally matured on December 23, 2017, and accrued interest at 8% per year. By its terms the Note was automatically required to convert the outstanding principal and interest due under the terms of the Note upon a merger or other combination occurring between FPI and an entity with shares listed for trading, which occurred on May 27, 2016. The conversion price of the Note was established at $0.665 per share (the “Conversion Price”), subject to adjustment as described below. On April 5, 2016, and under substantially similar terms described herein, FPI received an additional $400,000 from Alternus. Under the agreements between Alternus and Foothills, Alternus had the right but not the obligation to subscribe for an aggregate of up to $3,500,000 of convertible notes, which, in the event of that full subscription, would convert into not less than 30% of the then outstanding shares of the “public” company. Through May 27, 2016, the date the Share Exchange, Alternus had invested $1,000,000 and based on the Conversion Price was issued 1,503,759 shares of the Company’s common stock in full satisfaction of its two notes. As a result, Alternus became a 10% beneficial owner in the Company and a related party. All accrued interest was waived and recorded as additional paid in capital.

Wilshire Energy Partners, LLC

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

On December 30, 2016, the Company, entered into a purchase and sale agreement with Total Belief Limited (see Note 3 - Acquisitions). As a result of the acquisition the Company assumed a $10,600 related party payable due to Equipment Solutions, Inc., which is owned by a director of the Company, Alex Hemb. During the year ended December 31, 2017, the balance was paid.

Note 11 – Commitments and Contingencies

Contractual Obligations

Operating Leases

Effective May 1, 2017, the Company entered into a 39-month lease, expiring July 31, 2020, for its Denver, Colorado, corporate office at a total rental of approximately $10,051 per month. During the year ended December 31, 2017, the Company paid $47,821 for its Denver office space.

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston, Texas, to support the division’s staff, at a monthly rental amount of $2,298. On March 27, 2018, the Company closed that office. During the year ended December 31, 2017, the Company paid $6,894 for its Houston office space.

The Company leases a copier at monthly rental of $135 through September 23, 2020, for its Denver, Colorado, office. During the year ended December 31, 2017, the Company paid $1,649 in rental for the copier.

During 2017, the Company’s rental expense was $1,649 for all operating leases.

During 2016, the Company’s rental expense was $0 for all operating leases.

Information regarding all the Company’s contractual lease obligations, at December 31, 2017, is set forth in the following table.

Operating Leases

2018	$123,668
2019	125,816
2020	74,347
2021 and thereafter	—
Total	$323,831

Legal proceedings

The Company has determined that judgments rendered in the first quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs as through the year ended December 31, 2017, noted below in accordance with Auditing Standard 2801.03.

Utah Wells

SCI Welding & Oilfield Service vs. Tiger Energy Operating LLC (Case No. 169000023, 8th District Court, Duchesne County, State of Utah)

This case concerns the collection of unpaid debt owed by TEO, relating to the workover of wells in Duchesne County, Utah, in the amount of $53,407. On September 29, 2017, the TEO and SCI Welding reached an agreement to settle the matter for $35,000 which TEO paid to SCI Welding. We recorded $18,407 as gain on extinguishment of debt. A Stipulated Motion to Dismiss (signed by all parties) and an Order by the Court Dismissing Case was filed on October 11, 2017. This is a final settlement of this matter with no further judicial action required.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC (Case No. 160800005 8th Judicial District Court, Duchesne County, State of Utah)

Plaintiff in this case sought collection of unpaid debt incurred by TEO for services rendered in connection with its workover of wells in Duchesne County, Utah. On June 1, 2016, a default judgment of $159,965 was obtained against TEO by Plaintiff. Graco filed a writ of execution against the A Rust 2, Dye-Hall 2-21 A1, Wilkins 1-24 A5 and Rust 3-22A-4 wells located in Duchesne County executing on properties not owned by us. A Motion to Set Aside the sheriff’s sale of these properties was filed with the court based on the fact that TEO was not the owner of these properties. A hearing for this matter was held on May 1, 2017, in Duchesne County, Utah, at which time a Company representative was present to comply with the court’s order to produce documents. Prior to the hearing, TEO made an initial settlement offer, which was eventually rejected by Graco. A writ of execution was issued to seize the property subject of litigation on March 8, 2018.

Graco had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,964.59 to Graco. The first payment due on May 9, 2018, has already been made to the judgment holder. The second payment of $32,792.92 is due on July 9, 2018; the third payment of $32,792.92 is due on September 9, 2018; the fourth payment of $32,792,92 is due on November 9, 2018; and fifth and final payment of $32,792.92 is due on January 9, 2019. If any of the above payments are not made when due, Grace will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any default under the settlement agreement, other than making the first payment described above. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of July 26, 2018, no further action has been taken.

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

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal:	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at December 31, 2017, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director.

Labokay Well – Parish of Calcasieu, State of Louisiana

R.W. Delaney Construction Company vs. Foothills Petroleum Operating, Inc. (Cause No. 2017-CV-0330 – County Court of Adams County, Mississippi)

This case was filed on September 18, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $72,495 in connection with drilling the Labokay test well in Calcasieu Parish, Louisiana.

A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495.00, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting their petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. As of December 31, 2017, we recorded $29,861 of prejudgment interest expense.

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

On January 25, 2018, a default judgment was entered against FPOI in the amount of $35,981 inclusive of interest as of September 6, 2017; plus, finance charges to accrue after September 6, 2017, of one and one-half percent per month (18% per annum) until paid on the unpaid principal amount of $32,956; plus, legal fees of $8,239 together with related court costs.

As of December 31, 2017, we recorded $5,002 of prejudgment interest expense.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. As of December 31, 2017, we recorded $868 of prejudgment interest expense.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. As of December 31, 2017, we recorded $1,538 of prejudgment interest expense.

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

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt.

As of December 31, 2017, and 2016, the balance of contingent liabilities was $305,935 and $213,372, respectively. During the years ended December 31, 2017 and 2016, we recorded $145,970 and $0 in contingent liabilities

Note 12 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA’s potential ramifications.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017, and 2016 are summarized below.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017, and 2016, management determined it is More likely than not that the Deferred Tax Assets will not be utilized, since a loss Company to date and no evidence of income in the past.

No federal tax provision has been provided for the years ended December 31, 2017, and 2016 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory & estimated State tax rate and the effective tax rate for the years ended December 31, 2017, and 2016.

	2017	2016
Net operating loss carryforward	$(2,029,437)	$(671,362)
Stock based compensation	40,248	3,931
Fair value of options	195,873	281
Total deferred tax assets	(1,793,316)	(667,150)
Valuation allowance	$1,793,316	$667,150
Net deferred tax asset	-	-

	2017	2016
U.S federal statutory income tax	-34.00%	-34.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	39.80%	39.80%
Effective tax rate	0.00%	0.00%

At December 31, 2017 and 2016, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $21,793,316 and $667,150, respectively, which, if not utilized earlier, expire through 2037.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code Sections 382 and 383. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization. The Company has not calculated its IRC Section 382 and 383 change of ownership to date, within the meaning of Internal Revenue Code Section 382 and 383, which would limited the use of net operating losses or render such worthless.

Note 13 – Subsequent Events

Completion of two non-operated exploratory wells

In Q2 2018, the two non-operated exploratory wells in which the Company has a 21.62% working interest and 17.1% net revenue interest were completed, and the costs shown as “construction in progress” will be reclassified to oil and gas properties subject to amortization in the second quarter of 2018. See Note 4 – Property and Equipment.

Extension of Debt Maturity

13.5% unsecured note payable due September 8, 2017

On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. The Company and Profit Well are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferral, the Company will offer Profit Well 100,000 shares of its restricted common stock.

0% unsecured note payable due January 2, 2018

Since January 23, 2018, the Company and the investor have been in ongoing discussions to extend the term of this Note. On March 28, 2018, the investor acknowledged that the Company is not in default regarding this Note and reaffirmed its belief that the Company will either extend the Note’s due date or repay its obligation on terms that are mutually satisfactory. The Company and this investor are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of the investor.

8% convertible note payable due August 16, 2018

In June 2018, the Company made a principal payment in the amount of $100,000. Furthermore, the Company agreed to pay the remaining balance of $229,025 on or before thirty-five (35) days from June 5th, 2018. The Note may be converted if the Note Balance is not paid on or before thirty-five (35) days from June 5th 2018. FirstFire agreed that the Note is not in default. As consideration for agreeing to provide the Company with this extension of time to pay, the Company issued the investor 150,000 shares of restricted common stock, valued at $18,000.

Extension of Debt Maturity – Related Party

13.25% unsecured note payable due May 5, 2017

On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. The Company and Berwin are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Berwin. As partial consideration for the deferral, the Company will offer Berwin 100,000 shares of its restricted common stock.

Contingent Liabilities – Legal Proceedings

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

An order requesting company asset inquiry was issued on February 20, 2018. As of July 26, 2018, no further action has been taken.

Note 14 - Supplemental Oil and Gas Reserve Information (Unaudited)

The Company’s oil and gas properties and proved reserves are located in the United States.

Results of operations from oil and gas producing activities

The results of operations from the Company’s oil and gas producing activities for the years ended December 31, 2017 and 2016 are summarized below:

	December 31,
	2017	2016
Net revenues from production:
Sales of oil and gas production to third parties	$155,161	$—

Production costs:
Oil and gas lease operating expense	(252,753)	—
Depletion, depreciation, amortization, accretion, and impairment expense	(1,525,784)	—
Income tax expense	—
Results of operations	$(1,623,376)	$—

Results of operations for producing activities comprise all activities associated with our exploration for and production of oil and gas. Net revenues from production include only the revenues from the production and sale of oil, natural gas, natural gas liquids, and residue gas. Production costs are those incurred to operate and maintain wells and related equipment and facilities used in oil and gas operations. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion, and amortization allowances, after giving effect to permanent differences. The results of operations exclude general office overhead, and interest expense attributable to oil and gas activities.

Capitalized costs

Capitalized costs and accumulated depletion, depreciation, and amortization relating to the Company’s oil and gas producing activities as of December 31, 2017 and 2016 are summarized below:

	2017	2016
Unproved properties not being amortized	$2,509,274	$1,181,421

Proved properties subject to amortization	$10,762,380	10,352,014
Accumulated depreciation, depletion, and amortization	$(18,016)
Net capitalized costs	$13,253,638	$11,533,435

Costs incurred in oil and gas property acquisition, exploration, and development activities

The following table summarizes the Company’s costs incurred in property acquisition, exploration and development activities for the year ended December 31, 2017:

2017
Proved acreage	$18,653
Producing assets	580,158
Incomplete construction	1,501,369
Exploration costs	(148,533)
Development costs	—
Net capitalized costs	$1,951,647

Estimated quantities of proved reserves

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserves estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available. All of the Company’s reserves are located in the United States.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are those reserves expected to be recovered from known accumulations where a significant expenditure is required to rend them capable of production.

The standardized measure of discounted future net cash flows is computed by applying the average first day of the month price of oil and gas during the 12 month period before the end of the year (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less the estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

The reserves estimates set forth below were prepared by a third party engineering firm using reserves definitions and pricing requirements prescribed by the SEC. Chapman Petroleum Engineering Ltd. (“Chapman”) prepared our reserves report at January 1, 2018. Chapman is an independent consultant, does not own any interest in the Company’s properties, and is not engaged contingent upon the value of the Company’s properties. Chapman prepared reserves estimates under a discounted cash flow analysis of estimated future net revenue, applying knowledge of concepts including uncertainty and risk, probability and statistics, and deterministic and probabilistic estimation methods in properly using and applying reserves definitions. The data utilized were furnished to Chapman by the Company or obtained from public data sources. Chapman is a professional engineering firm specializing in the technical and financial evaluation of oil and gas assets.

Estimated quantities of oil and natural gas reserves

The following table sets forth certain data pertaining to changes in reserves quantities of the proved, proved developed, and proved undeveloped reserves for the years ended December 31, 2017 and 2016.

	December 31,
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(MSTB)	(MCF)	(MSTB)	(MCF)
	2017	2017	2016	2016
TOTAL PROVED RESERVES
Beginning of year	1,622	811	—	—
Purchases of minerals in place	—	—	1,622	811
Sales of minerals in place	—	—	—	—
Extensions and discoveries	4,174	8,353	—	—
Revisions of previous estimates	(1,620)	(811)	—	—
Production	(2)	—	—	—
End of period	4,174	8,353	1,622	811

PROVED DEVELOPED RESERVES
Proved developed producing	—	—	—	—
Proved developed nonproducing	—	—	193	97
End of period	4,174	8,353	1,622	811
Total proved undeveloped	4,174	8,353	1,429	714

Standardized measure of discounted future net cash flows

As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10 percent to net proved reserves. The standardized measure includes costs for future dismantlement, abandonment, and rehabilitation obligations. The Company believes the standardized measure does not provide a reliable estimate of the Company’s expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions, which represent discrete points in time and may cause significant variability in cash flows from year to year as prices change.

Net cash flows at December 31,	2017	2016

Future cash inflows	$268,949,000	$74,093,600
Future production costs	(103,926,000)	(17,313,400)
Future development costs	(48,000,000)	(19,750,000)
Future income tax expense	(23,275,919)	(12,590,268)
Future net cash flows	93,747,081	24,439,932
10% annual discount for estimated timing of cash flow	(68,046,395)	(14,908,800)
Standard measure of discounted future net cash flows related to proved reserves	$25,700,686	$9,531,132

Changes in standardized measure of discounted future net cash flows

The principal sources of changes in the standardized measure of the future net cash flows for the years ended December 31, 2017 and 2016 are:

2017
Balance, beginning of period	$9,531,132
Sales and transfers of oil and gas produced during the period	97,592
Sales of minerals in place	—
Purchases of minerals in place	—
Net change in sales price, net of production costs	(4,564,023)
Net changes due to extensions and discoveries	50,755,047
Changes in estimated future development costs	(25,709,147)
Previously estimated development costs incurred during the period	—
Net change due to revisions in quantity estimates	(16,007,121)
Other	11,284,522
Accretion of discount	3,599,200
Net change in income tax	(3,286,516)
Balance, end of period	$25,700,686

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Act. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, B.P. Allaire, who is both our Chief Executive Officer and our Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO/CFO, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K/A in conformity with GAAP.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Mr. Jarvis received an annual salary of $240,000 and is entitled to annual increases of 3% per annum. Mr. Jarvis is also entitled to receive bonuses that will be based on performance standards which will be established by the Company. Mr. Jarvis received a $10,000 signing bonus on the effective date of employment and options to purchase 400,000 shares of Company’s common stock. The options have an exercise price of $2.02 per share, a five-year term and will vest quarterly over 24-month term of employment commencing June 1, 2017, but subject to no exercise for 12 months and subject further to all unvested options being accelerated upon any change of control event. Mr. Jarvis will also receive a car allowance in the amount of $800 per month and cell phone allowance in the amount of $100 per month once the Company’s net total oil and gas production reaches 750 barrels of oil equivalent per day for at least 90 consecutive days, including production from all wholly-owned subsidiaries and portion of production which may be beneficially allocated to the Company from sister companies in which the Company owns at least 50% in interest. Upon approval of the Company’s Board of Directors, Mr. Jarvis may become eligible to participate in the Company’s equity incentive plan, should one be established.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2017.

	Option and Restricted Stock Awards
	Number of securities underlying	Number of securities underlying	Equity incentive plan awards: number of securities underlying
	unexercised	unexercised	unexercised	Option
	options	options	unearned	exercise	Option
	(#)	(#)	options	price	expiration
Name	Exercisable	Unexercisable	(#)	(US$)	date
Kevin J. Sylla (1)	-	1,200,000	-	$1.99	2/27/24
B.P. Allaire (2)	-	150,000	-	$2.00-$4.00	5/19/26
Christopher Jarvis (2)(3)	-	550,000	-	$1.99-$4.00	5/19/26
Alex Hemb (2)	-	150,000	-	$2.00-$4.00	5/19/26

(1)	On February 27, 2017, 1,200,000 options were granted to Kevin J. Sylla having a 7-year term, vesting quarterly over 3 years, but subject to no exercise for 12 months and subject further to all unvested options being accelerated upon any change of control event. The strike price for the options was set at 110% of the closing bid price on the date that employment commenced. On March 1, 2017, the date employment commenced, the closing bid price of the Company’s common stock was $1.84 per share, which makes the strike price of these options $2.02 per share.

(2)	On May 19, 2016, 150,000 options were granted to B.P. Allaire, Christopher Jarvis and Alex Hemb individually, having a 5-year term, for (i) 50,000 common shares at a strike price of $2 per share, vesting when the Company achieves and maintains a total average daily production level of 100 barrels of oil equivalent per day (“BOE/D”) for at least 30 days, (ii) 50,000 common shares at a strike price of $3 per share, vesting when the Company achieves and maintains a total average daily production level of 200 BOE/D for at least 60 days, and (iii) 50,000 common shares at a strike price of $4 per share, vesting when the Company achieves and maintains a total average daily production level of 500 BOE/D for at least 90 days.

(3)	On February 27, 2017, 400,000 options were granted to Christopher Jarvis having a 5-year term, vesting quarterly over the term of employment commencing with the first quarter following the 90-day probationary period but subject to no exercise for 12 months and subject further to all unvested options being accelerated upon any change of control event. The strike price for the options was set at 110% of the closing bid price on the date that employment commenced. On March 1, 2017, the date employment commenced, the closing bid price of the Company’s common stock was $1.84 per share, which makes the strike price of these options $2.02 per share.

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2017 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Alex Hemb	-	-	-	-	-	-	$-
Christopher Jarvis	-	-	-	-	-	-	$-
Kevin J. Sylla	-	-	-	-	-	-	$-

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on June __1, 2018 issued and outstanding shares of common stock filing as of the filing of this Annual Report on Form 10-K/A by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of this filing of this Annual Report on Form 10-K/A, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the shares of common stock issued and outstanding stock as of the date of the filing of this Annual Report on Form 10-K/A.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Berwin Trading Limited

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. As of December 31, 2017, the balance of accrued interest was $166,438. During the year ended December 31, 2017, the Company recorded interest expense in the amount of $166,438.

Alternus Capital Holdings Ltd.

Through Wilshire’s assistance Foothills Petroleum entered into two agreements with Alternus whereby Foothills obtained a total of $1,000,000 of financing in the form of convertible notes that upon completion of the Share Exchange were converted, at $0.665 per share, into 1,503,759 shares of common stock of the Company. See notes 2, 9 and 10 for additional discussion of the transactions with Alternus.

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

FOOTHILLS EXPLORATION, INC.

Dated: August 06, 2018	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ B. P. Allaire	Chief Executive Officer and Interim Chief Financial Officer	August 06, 2018
B. P. Allaire	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Alex M. Hemb	Director	August 06, 2018
Alex M. Hemb

/s/ Christopher C. Jarvis	Executive Vice President of Finance and Director	August 06, 2018
Christopher C. Jarvis

