Form 10-Q
period 2018-03-31
FOOTHILLS EXPLORATION, INC.
filed 2018-08-09
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$555
Restricted cash	240,000	240,000
Accounts receivable - trade	244	747
Accounts receivable – oil and gas	396,384	31,924
Prepaid expenses	28,619	14,721
Total current assets	665,247	287,947

Oil and gas properties, full cost accounting
Properties not subject to amortization	3,951,665	2,457,218
Properties subject to amortization, net	10,565,491	10,674,918
Support facilities and equipment, net	237,262	121,502
Net oil and gas properties	14,754,418	13,253,638

Property and equipment, net	11,976	13,821
Other assets:
Surety and performance bonds	295,000	295,000
Total assets	$15,726,641	$13,850,406

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,883,191	$3,053,050
Accounts payable – related party	711,798	362,714
Deferred rent	14,610	14,487
Accrued interest	109,411	64,380
Accrued interest - related party	208,048	166,438
Notes payable	1,420,629	1,418,365
Notes payable - related party	7,192,866	7,135,732
Convertible note payable, net	181,783	93,272
Derivative Liabilities	413,362	458,387
Other liabilities	327,891	305,935
Total Current Liabilities	15,463,589	13,072,760
Long-Term Liabilities:
Asset retirement obligation	306,244	303,327
Total Liabilities	15,769,833	13,376,087

Commitment and Contingencies	-	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,900,627 and 14,900,627 shares issued and outstanding, respectively	1,490	1,490
Stock payable	198,975	93,900
Additional paid in capital	9,086,653	8,847,394
Accumulated deficit	(9,330,310)	(8,468,465)
Total stockholders’ (deficit) equity	(43,192)	474,319
Total Liabilities and Stockholders’ (Deficit) Equity	$15,726,641	$13,850,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$728,230	$73,894

Operating expenses
Lease operating expense	467,855	-
Selling, general and administrative expense	730,425	831,753
Depreciation, depletion, amortization and accretion expense	114,375	18,369
Impairment of oil and gas properties	-	1,272,753
Total operating expenses	1,312,655	2,122,875

Loss from operations	(584,425)	(2,048,981)

Other income (expenses):
Interest expense	(339,625)	(110,518)
Other income	17,180	-
Change in derivative	45,025	-
Total other income (expenses)	(277,420)	(110,518)

Net Loss	$(861,845)	$(2,159,499)

Net loss per share – basic and diluted	(0.06)	(0.15)

Weighted average common shares – basic and diluted	14,900,627	13,970,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net loss	$(861,845)	$(2,159,499)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	114,375	18,369
Impairment of assets	-	1,272,753
Amortization of debt discount	147,909	57,134
Change in derivative value	(45,025)	-
Common stock and warrants issued for inducement of the note extension	105,075	-
Common stock and stock payable issued for services and fair value of options	239,259	202,067
Deferred rent	123	-
Changes in operating assets and liabilities:
Accounts receivable	(363,957)	(21,988)
Prepaid expenses	(13,898)	(117,484)
Accounts payable and accrued liabilities	264,779	(482,263)
Accounts payable and accrued liabilities - related party	390,694	39,886
Other liabilities	21,956	-
Net cash used in operating activities	(555)	(1,191,025)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	-	(1,474,584)
Net cash used investing activities	-	(1,474,584)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	-	1,250,000
Proceeds from notes payable	-	1,000,000
Net cash provided by financing activities	-	2,250,000

Net increase in cash, cash equivalents and restricted cash	(555)	(415,609)

Cash, cash equivalents and restricted cash, beginning of period	240,555	1,041,377

Cash, Cash Equivalents and Restricted Cash, end of period	$240,000	$625,768

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental Disclosures of Noncash Investing and Financing Activities:
Prepaid expenses in shares	$-	$260,322
Asset Retirement Obligation	$-	$291,659
Debt discount	$-	$342,804
Unpaid liabilities in acquisition of oil and gas property	$1,830,141	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through March 31, 2018, has a working capital deficit at March 31, 2018, of $14,798,342, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Functional Currency

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our consolidated balance sheet. At March 31, 2018 and December 31, 2017, the Company had restricted cash of $240,000. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question.

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

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. As of March 31, 2018, the Company accrued $396,384 of net revenue receivable from EOG Resources, the operator of two wells in which the Company has a working interest, which the Company has been informed that EOG will apply to unpaid invoices of the Company’s share of costs to drill two wells until EOG has recovered those costs. During the three months ended March 31, 2018, those costs were $1,706,625. See Note 4 – Property and Equipment.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

Fair Value Measurement at
	Carrying Value	March 31, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	413,362	—	—	413,362

Fair Value Measurement at
	Carrying Value	December 31, 2017
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	458,387	—	—	458,387

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

Revenue Recognition

The Company recognizes revenue in accordance with the requirements of ASC 606, which directs that it should recognize revenue when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. All of our revenue is attributable to sales of oil, gas, and other hydrocarbons which are sold daily, with sales aggregated on a monthly basis. In the case of revenue received for a non-operated working interest, we are paid by the operator, which is a joint interest partner and not the purchaser of the product. In the case of revenue received for an operated working interest, we are paid by the marketer to whom we sell the commodities directly pursuant to contractual arrangements.

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

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) available to stockholders	$(861,845)	$(2,159,499)
Basic net income allocable to participating securities (1)	—	—
Income (loss) available to Foothills Exploration, Inc.’s stockholders	$(861,845)	$(2,159,499)

Denominator:
Weighted average number of common shares outstanding-Basic	14,900,627	13,970,001
Effect of dilutive securities:
Options and warrants (2)	—	—
Stock payable (3)	655,000	240,000
Weighted average number of common shares outstanding-Diluted	15,555,627	14,210,001

Net income (loss) per share:
Basic	$(0.06)	$(0.15)
Diluted	$(0.06)	$(0.15)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three months ended March 31, 2018, “out of the money” stock options representing 2,050,000 shares and warrants representing 2,683,515 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the three months ended March 31, 2017, “out of the money” stock options representing 2,050,000 shares and warrants representing 1,025,000 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the three months ended March 31, 2018, stock payable representing 655,000 shares were anti-dilutive. For the three months ended March 31, 2017, stock payable representing 240,000 shares were anti-dilutive.

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

In November 2016, the FASB issued ASC Update No. 2016-18 (Topic 230) Statement of Cash Flows – Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this update require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Current GAAP does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and is required to be applied using a retrospective transition method to each period presented. The Company implemented this guidance effective January 1, 2018. Implementing this guidance did not have a material impact on the Company’s statement of cash flows, as the restricted cash balance did not change during three month ended March 31, 2018.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation and may require the services of valuation experts. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not carry any Goodwill on its Consolidated Balance Sheets and does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

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

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at March 31, 2018 and December 31, 2017 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at March 31, 2018 and December 31, 2017 are set forth below in the following table:

	March 31, 2018	December 31, 2017
Unproved leasehold (1)	$977,936	$977,936
Proved leasehold	10,094,760	10,094,760
Properties subject to depletion, net of depletion	470,731	580,158
Exploratory wells – construction-in-progress (1) (2)	2,973,729	1,479,282
Total	$14,517,156	$13,132,136

(1)	Not subject to depletion;
(2)	Expected to be reclassified from exploratory to properties subject to amortization in the second quarter of 2018.

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
2018	—	1,494,448		(109,428)	1,385,020
Total	$10,252,568	$5,899,900	$—	$(1,635,212)	$14,517,156

●

In 2017, the Company acquired a 21.62% non-operated working interest with a 17.1% net revenue interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party, and the Company incurred $1,479,282 in well costs. During the three months ended March 31, 2018, the company incurred an additional $1,494,448 of well costs. At March 31, 2018, the Company’s share total costs for drilling and completing the two wells was $3,205,724, and we anticipate incurring additional well costs in the second quarter of 2018. Although these wells produced economic quantities of natural gas liquids and residue gas through March 31, 2018, well completion activities were not completed during the three months ended March 31, 2018, so costs remain classified as construction-in-progress and not subject to depletion through March 31, 2018.

●

In 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. During the year ended December 31, 2017, we incurred costs of $1,209,675 in the drilling of this well and $1,352,982 was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and Contingencies for additional information on the lawsuits.

●

In 2017, the Company worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $79,989 in capitalized workover costs associated with these wells. The wells require additional workover and were shut-in in July 2017. The Company recorded assets retirement cost of $291,659 related to Duck Creek wells.

●	In 2017, the Company incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

●

In 2017, the Company incurred costs of $3,750 related to Springs Project. The Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management it was not in the best interest of the Company to continue exploratory efforts on this speculative play. Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $154,787, during the year ended December 31, 2017.

●

In 2017, the Company incurred costs of $100,191 for exploration and development efforts associated with the proved oil and gas assets in Utah, which were acquired on December 30, 2016, from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets include certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. In connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $(342,804) of imputed interest as debt discount.

●

In 2017, the Company incurred costs of $379,498 for exploration and development efforts associated with numerous unproved oil and gas properties in the Company’s geographic areas of interest, including farmout properties (Paw Paw and Ironwood) and numerous others being evaluated and considered for a prospective acquisition and/or farmout by the Company.

●

In 2017, we recorded depreciation, depletion and amortization cost related to oil and gas properties of $18,017. During the three months ended March 31, 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties $109,428.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	March 31, 2018	December 31, 2017

Tank	$30,000	$30,000
Vehicle	69,446	69,446
Accumulated depreciation	(216)	(31)
Construction in progress (1)	138,032	22,087
Total support facilities and equipment, net	$237,262	$121,502

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah, not subject to depreciation. The Company anticipates construction will be competed in the second quarter of 2018, at which time construction-in-progress will be reclassified to Uinta Basin facilities and become eligible for depreciation.

The Company recognized depreciation expense of $185 and $0 during the three months ended March 31, 2018 and 2017, respectively.

Office Furniture, Equipment, and Other

As of March 31, 2018 and December 31, 2017, office furniture, equipment, and other consisted of the following:

	March 31, 2018	December 31, 2017
Computer equipment and fixtures	$22,453	$22,453
Accumulated depreciation	(10,477)	(8,632)
Office furniture, equipment, and other, net	$11,976	$13,821

During the three months ended March 31, 2018 and 2017, we recorded depreciation expense of $1,846 and $18,369, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the three months ended March 31, 2018 and December 31, 2017.

	For the period ended
	March 31, 2018	December 31, 2017

Beginning asset retirement obligations	$303,327	$291,659
Liabilities established	—	—
Accretion expense	2,917	11,668
Ending asset retirement obligations	$306,244	$303,327

Accretion expense for the three months ended March 31, 2018 and 2017 was $2,917 and $2,917, respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our Notes payable as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
9% unsecured note payable due May 6, 2017 (1)	$-	$-
13.5% unsecured note payable due September 8, 2017 (2)	1,050,000	1,050,000
0% unsecured note payable due January 2, 2018 (3)	250,000	250,000
Less: unamortized discount of imputed interest of 4% (3)	—	(2,264)
12% unsecured note payable June 30, 2018 (4)	120,629	120,629
Total debt	1,420,629	1,418,365
Less: current maturities	1,420,629	1,418,365
Long-term debt, net of current maturities	-	-

At March 31, 2018, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	On December 30, 2016, effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and reclassified the remaining accrued interest of $30,000 as a gain on extinguishment of debt.

(2)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock valued at $46,700. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. The Company and Profit Well are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Profit Well.

(3)

On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor with 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered into with FirstFire Global Opportunities Fund, LLC. On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire Global Opportunities Fund, LLC, was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the three months ended March 31, 2018, the Company amortized remaining $2,264 of such discount to interest expense. At December 31, 2017, $250,000 of principal was outstanding under the Note.

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

To satisfy most favored nation provisions in previously entered securities purchase agreements that are triggered by the transaction described above, the Company issued 136,015 shares of common stock and warrants to purchase 136,015 shares of common stock, in the aggregate, to certain investors who purchased units from the Company, at a $1.00 per unit, with each unit consisting of one share and one warrant. See the Company’s Current Report on the Form 8-K filed with the SEC on June 5, 2017. Of this amount, 100,752 shares and warrants to purchase 100,752 shares of common stock will be issued to Wilshire Energy Partners LLC, an entity controlled by Kevin J. Sylla. The exercise price of these investor warrants was adjusted to $0.665 per share. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as interest expense under ASC 260-10-30-1. Foothills determined the amount of $59,801 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

(4)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018.

During the three months ended March 31, 2018 and 2017, respectively, we incurred $87,485 and $22,438 of interest expense, including amortization of discount of $2,264 and $0 and shares issued for extension of $46,700 and $0, respectively.

Note 7 – Notes Payable - Related Party

	March 31, 2018	December 31, 2017
13.25% unsecured note payable due May 5, 2017 (1)	$1,250,000	$1,250,000
0% unsecured note payable due June 30, 2018 (2)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (2)	(57,134)	(114,268)
Total debt	7,192,866	7,135,732
Less: current maturities	7,192,866	7,135,732
Long-term debt, net of current maturities	$-	$-

(1)	Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to have accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities.

On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock valued at $58,375. (The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. The Company and Berwin are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Berwin.

(2)	On December 30, 2016, in connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $342,804 of imputed interest as debt discount.

During the three months ended March 31, 2018 and 2017, respectively, we incurred $157,119 and $85,182 of interest expense, including amortization of discount of $57,134 and $57,134 and shares issued for extension of $58,375 and $0, respectively.

Note 8 – Convertible Note Payable

	March 31, 2018	December 31, 2017
10% convertible note payable due May 10, 2018 (1)	$50,000	$50,000
8% convertible note payable due August 16, 2018 (2)	267,500	267,500
Less: unamortized debt discount on convertible notes (1)(2)	(135,717)	(224,228)
Total debt	181,783	93,272
Less: current maturities	181,783	93,272
Long-term debt, net of current maturities	$-	$-

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to September 7, 2017, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during thunder this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On November 17, 2017, the Company issued to FirstFire Global Opportunities Fund, LLC, an unaffiliated investor, a senior convertible promissory note in the principal amount of $267,500 and received proceeds of $250,000 before giving effect to certain transactional costs including legal fees. As part of this transaction the Company also issued (i) warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and (ii) 60,000 shares of the Company’s restricted common stock. This note accrues interest of 8% per annum and is due and payable on August 17, 2018. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of the lower of (i) $0.665 per share or (ii) 50% of the lowest per share market values during the twenty (20) trading days immediately preceding a conversion date. If the lowest traded price of the Common Stock is less than the Conversion Price on the date following the Conversion Date on which the Holder actually receives from the Company, then the Conversion Price shall be deemed to have been retroactively adjusted, as of the Conversion Date, to a price equal to 75% multiplied by the lowest closing price of the Common Stock on the Free Trading Shares Receipt Date. This note is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of this note will be used for general corporate and working capital purposes. The aggregate relative fair value of warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. Fair value of 60,000 shares of common stock was determined $18,250 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $288,964, of which $67,964 was expensed immediately to interest expense. $288,964 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The aggregate value of the original debt discount, warrant, conversion feature and 60,000 shares of common stock of $267,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. As of December 31, 2017, Company accounted for the conversion feature as a derivative valued at $458,387 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.6 year. As of March 31, 2018, Company accounted for the conversion feature as a derivative valued at $413,362 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 144%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.4 year.

During the three months ended March 31, 2018 and 2017, respectively, we incurred $95,021 and $0 of interest expense, including amortization of discount of $88,511 and $0, respectively.

Note 9 – Common Stock

During the three months ended March 31, 2018, the Company did not issue common stock.

As of March 31, 2018, the Company had 14,900,627 shares of common stock issued and outstanding.

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

On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019 in connection with a senior convertible promissory note in the principal amount of $50,000. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years.

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

The following table summarizes all stock warrant activity for the three months ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,683,515	$1.56	2.65
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2018	2,683,515	$1.56	2.65
Exercisable, March 31, 2018	2,683,515	$1.56	2.65

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

During the three months ended March 31, 2018 and 2017, we recorded $239,259 and $68,861 option expense. As of March 31, 2018, the unamortized option expense was $1,547,559.

The following table summarizes all stock option activity for the three months ended March 31, 2018:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,050,000	$2.21	6.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2018	2,050,000	$2.21	6.26
Exercisable, March 31, 2018	-	$-	-

Note 10– Other Related Party Transactions

Wilshire Energy Partners, LLC

Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. During the three months ended March 31, 2018 and 2017, Wilshire advanced the Company $55,210 and $0 for operating purposes, respectively.

Note 11 – Commitments and Contingencies

Contractual Obligations

Operating Leases

Effective May 1, 2017, the Company entered into a 39-month lease, expiring July 31, 2020, for its Denver, Colorado, corporate office at a total rental of approximately $10,051 per month. During the three months ended March 31, 2018, the Company paid $0 for its Denver office space, redeemed unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments of $17,180 and recorded $17,180 as other income.

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston, Texas, to support the division’s staff, at a monthly rental amount of $2,298. On March 27, 2018, the Company closed that office. During the three months ended March 31, 2018 and 2017, the Company accrued $6,366 and $3,600 in rent expense and paid $0 and $2,400 for its Houston office space.

The Company leases a copier at monthly rental of $135 through September 23, 2020, for its Denver, Colorado, office. During the three months ended March 31, 2018, the Company accrued $405 and paid $0 in rental for the copier.

Information regarding all the Company’s contractual lease obligations, at March 31, 2018, is set forth in the following table.

Operating Leases

2018 (9 Months)	$93,109
2019	125,816
2020	74,347
2021 and thereafter	—
Total	$293,272

Legal proceedings

The Company has determined that judgments rendered in the first quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs as through March 31, 2018, noted below in accordance with Auditing Standard 2801.03.

Utah Wells

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

Graco had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,964.59 to Graco. The first payment due on May 9, 2018, has already been made to the judgment holder. The second payment of $32,792.92 is due on July 9, 2018; the third payment of $32,792.92 is due on September 9, 2018; the fourth payment of $32,792.92 is due on November 9, 2018; and fifth and final payment of $32,792.92 is due on January 9, 2019. If any of the above payments are not made when due, Grace will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any default under the settlement agreement, other than making the first payment described above. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of July 26, 2018, no further action has been taken. As of March 31, 2018, we recorded $6,621.59 of prejudgment interest expense.

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

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. As of March 31, 2018, we recorded $39,097.74 of prejudgment interest expense.

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

As of March 31, 2018, we recorded $6,485 of prejudgment interest expense.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. As of March 31, 2018, we recorded $3,474.28 of prejudgment interest expense.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. As of March 31, 2017, we recorded $3,845 of prejudgment interest expense.

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

As of March 31, 2018, and December 31, 2017, the balance of contingent liabilities was $327,891 and $305,935, respectively. During the three months ended March 31, 2018 and 2017, we recorded $21,956 and $0 in contingent liabilities.

Note 12 – Subsequent Events

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

Extension of Debt Maturity

13.5% unsecured note payable due September 8, 2017

The Company and Profit Well are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Profit Well. On July 29, 2018, as partial consideration for the deferral, the Company agreed to issue Profit Well 100,000 shares of its restricted common stock.

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

Extension of Debt Maturity – Related Party

13.25% unsecured note payable due May 5, 2017

The Company and Berwin are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Berwin. On July 29, 2018, as partial consideration for the deferral, the Company agreed to issue Berwin 100,000 shares of its restricted common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, our failure to implement our business plans or strategies and general economic conditions. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our 2017 Amendment No. 1 to our Annual Report on Form 10-K/A.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

History

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

Effective August 28, 2017, the Company acquired a 21.6% working interest, with a 17.1% net revenue interest, in two (2) exploratory, horizontal wells in Uintah County, Utah, from an undisclosed party. These wells were drilled through an existing wellbore into an unproved reservoir. Both wells are operated by EOG Resources, Inc. (NYSE: EOG) (“EOG”). At March 31, 2018, total well costs for our working interest share in both wells amounted to $3,205,724.   These wells align with the Company’s overall growth strategy for the basin and provide us with the ability to gain insight from a world-class operator. The Stagecoach 111-20H and Stagecoach 117-20H horizontal wells both commenced producing natural gas liquids, and residue gas in commercial quantities in December 2017, despite the wells having not yet been completed. These two successful horizontal wells are expected to generate production and net cash flow for the Company subject to the Company’s payment to EOG of the Company’s share of costs incurred in the drilling and completion of the wells.

Our principal office is located at 633 17th Street, Suite 1700, Denver, Colorado 80202. Our telephone number is (720) 449-7478. Our website address is www.foothillspetro.com.

Overview and Going Concern

The Company is an exploration stage company engaged in the acquisition and development of oil and natural gas properties. The Company is focused on acquiring producing and developmental properties in the U.S. Rocky Mountain region. The Company seeks to acquire non-core, dislocated, underdeveloped, and underexplored oil and gas assets and maximize those assets to create shareholder value.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through March 31, 2018, has a working capital deficit at March 31, 2018, of $14,798,342, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On August 28, 2017, the Company acquired a 21.6% non-operated working interest with a 17.1% net revenue interest in two horizontal wells in the Uintah Basin (“Basin”). First sales from the two wells were made in December 2017, and the well was expected to be completed in Q2 2018.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue

The following table summarizes our revenues from commodity sales during the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,			Percentage
	2018	2017	Difference	Change

Revenues
Oil	$1,870	$73,894	$(72,024)	(97)%
Natural gas	187	-	187	100%
Natural gas liquids	90,950	-	90,950	100%
Residue Gas	635,223	-	635,223	100%
Total	$728,230	$73,894	$654,336	886%

Sales volumes
Oil (Bbls)	35	1,271	(1,236)	(97)%
Natural gas (MCF)	69	-	69	100%
Natural gas liquids (Bbls)	4,583	-	4,583	100%
Residue Gas (MCF)	240,913	-	240,913	100%
Total BOE	44,770	1,271	43,498	3422%
Total BOE/D	115	14	119	844%

Average prices
Oil (per Bbl)	$53.91	$46.46	$7.45	16%
Natural gas (per MCF)	2.72	-	2.72	100%
Natural gas liquids (per BOE)	19.85	-	19.85	100%
Residue gas (per MCF)	2.64	-	2.64	100%
Total per BOE	$70.26	$46.46	$70.26	151%

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017, are set forth in the table below.

	Three Months Ended
	March 31,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense (1)	$467,044	$-	$467,044	100%
Production and ad valorem taxes (2)	811	-	811	100%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	114,375	1,291,122	(1,176,747)	(91)%
General and administrative expense (4)	730,425	831,753	(101,328)	(12)%
Total operating expenses	$1,312,655	$2,122,875	$(810,220)	-38%

1)	Stagecoach wells producing in first quarter of 2018 which had not been drilled in Q1 of 2017.
2)	Stagecoach wells producing in first quarter of 2018 which had not been drilled in Q1 of 2017.
3)	Q1 2017 impairment of $1,272,753. Q1 2018 DD&A exceeds Q1 2017 DD&A of $18,369 due to addition of Stagecoach wells which had not been drilled in Q1 of 2017.
4)	Reduction of activities during Q1 2018.

Operating expenses expressed in BOE for the three months ended March 31, 2018 and 2017 are set forth in the table below:

	Three Months Ended
	March 31,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense	$10.43	-	10.43	100%
Production and ad valorem taxes	0.02	-	0.02	100%
Depletion, depreciation, amortization, accretion, and impairment expense	2.55	1,015.68	(1,013.13)	(100)%
General and administrative expense	16.32	654.32	(638.00)	(98)%
Total operating expenses	$29.32	1,670.00	(1,640.68)	(98)%

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017, was $339,625 and $110,518, respectively. The increase in interest expense is primarily attributed to additional compensation related to notes payable extension during the three months ended March 31, 2018.

Gain on Change in Derivative Value

Gain on change in derivative value for the three months ended March 31, 2018 and 2017, was $45,025 and $0, respectively. The change in derivative value is primarily attributed to an additional convertible note entered into during November 2017.

Other Income

Other income for the three months ended March 31, 2018 and 2017, was $17,180 and $0, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the three months ended March 31, 2018.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2018, was $861,845 ($0.06) per basic and diluted common share). Our net loss for the three months ended March 31, 2017, was $2,159,499 ($0.15) per basic and diluted common share).

Liquidity and Capital Resources

Overview

As of March 31, 2018, the Company had a working capital deficit of $14,798,342. As of December 31, 2017, the Company had a working capital deficit of $13,024,813. The increase of $2,013,529, in the working capital deficit was attributable as follows:

Increase in current assets of which $555 was decreased cash	$(377,300)
Increase in accounts payable and accrued liabilities	1,875,295
Increase in accounts payable and accrued liabilities – related party (1)	447,828
Increase in current portion of notes payable and convertible notes payable	90,775
Decrease in derivative liabilities	(45,025)
Increase in contingent liabilities primarily associated with legal proceedings	21,956
Sum of changes in working capital	$2,013,529

(1)	Accrued payable to management for unpaid compensation of $293,874.

Cash, Cash equivalents, restricted cash and Accounts Receivable

As of March 31, 2018, the Company had cash of $0, compared to $555 at December 31, 2017.

As of March 31, 2018, the Company has restricted cash of $240,000, compared to $240,000 at December 31, 2017.

As of March 31, 2018, the Company had accounts receivable of $396,628, compared to $32,671 at December 31, 2017. This increase in accounts receivable is due primarily to production of two horizontal wells.

Liabilities

As of March 31, 2018, the outstanding balance of principal and accrued interest on debt was $9,305,587 a net increase of $86,641 from the outstanding balance of $9,218,947 as of December 31, 2017. This net increase was due to accrued interest on notes payable.

Accounts payable and accrued expenses increased by $2,265,989 to $5,927,058 at March 31, 2018, from $3,661,068 at December 31, 2017. Included in accounts payable and accrued expenses are $711,798 and $362,714 as of the three months ended March 31, 2018 and three months ended December 31, 2017, respectively, primarily associated with accrued payable to management for unpaid compensation. These unpaid liabilities are aged from 1 days to 455 days, and the Company lacks the liquidity to pay them until it obtains additional capital.

Management knows that its existing cash on hand is insufficient to fund its current operations. The Company is currently in discussions with multiple parties interested in providing additional capital investment to fund the Company’s current operations, development plans for current assets, and acquisitions of producing properties presently under consideration. The Company also continues to search for producing and/or additional productive properties and seeks to strategically lease additional acreage positions adjoining leases currently owned by the Company. There can be no assurance that the Company’s efforts will be successful in any of these endeavors, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary, should the Company be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2018 and 2017, the Company used $555 and $1,191,025 of cash in operating activities, respectively. Non-cash adjustments included $0 and $1,272,753 related to assets written off, $239,259 and $202,067 related to stock compensation expense, $123 and $0 in deferred rent, $147,909 and $57,134 related to amortization of debt discount, $114,375 and $18,369 in depreciation, depletion, amortization and accretion, common stock and warrants issued for inducement of the note extension of $105,075 and $0, change in derivative liabilities of $45,025 and $0, and net changes in operating assets and liabilities of $299,574 and $581,849, respectively.

Investing Activities

During the three months ended March 31, 2018 and 2017, respectively, $0 and $1,474,584 net cash was used in investing activities, a decrease of $1,474,584. This decrease is primarily due to lack of operation funds.

Financing Activities

During the three months ended March 31, 2018 and 2017, $0 and $2,250,000 net cash provided by financing activities, a decrease of $2,250,000. This change is primarily due to notes payable entered into during January 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for smaller reporting companies.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company is required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Act. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, B.P. Allaire, who is both the Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting. Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO/CFO, has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.

This quarterly report does not include an attestation report from the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act the Company is not required to comply with Section 404(b) because it is an “emerging growth company.”

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, the Company’s management has concluded that as of March 31, 2018, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

The Company has identified the following factors that have led management to determine that material weaknesses exist in the Company’s internal control over financial reporting as of March 31, 2018:

1.	The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of the Company’s failure to have written documentation of its internal controls and procedures on its assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	The Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of the Company’s failure to have segregation of duties on the Company’s assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

These factors represent material weaknesses in the Company’s internal controls over financial reporting. Although the Company believes the possibility of errors in its financial statements is remote and expects to continue to use a third party accountant to address shortfalls in staffing and to assist the Company with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as the Company hires a full time principal financial officer and expands its staff with qualified personnel, the Company expects to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

At March 31, 2018, our indirect subsidiaries were parties to the following contested matters:

Utah Wells

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of July 26, 2018, no further action has been taken. As of March 31, 2018, we recorded $6,621.59 of prejudgment interest expense.

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

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. As of March 31, 2018, we recorded $39,097.74 of prejudgment interest expense.

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

As of March 31, 2018, we recorded $6,485 of prejudgment interest expense.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. As of March 31, 2018, we recorded $3,474.28 of prejudgment interest expense.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. As of March 31, 2017, we recorded $3,845 of prejudgment interest expense.

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

ITEM 1A. Risk Factors

No material changes in risk factors as previously disclosed in Amendment No. 1 to the Company’s annual report on Form 10-K/A have occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits.

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

FOOTHILLS EXPLORATION, INC.

Dated: August 9, 2018	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

