Form 10-Q
period 2018-06-30
FOOTHILLS EXPLORATION, INC.
filed 2018-08-27
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 000-55872

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

As of August 22, 2018, there were 15,050,627 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97	$555
Restricted cash	240,000	240,000
Accounts receivable - trade	725	747
Accounts receivable – oil and gas	-	31,924
Prepaid expenses	37,272	14,721
Total current assets	278,094	287,947

Oil and gas properties, full cost accounting
Properties not subject to amortization	979,978	2,457,218
Properties subject to amortization, net	13,580,396	10,674,918
Support facilities and equipment, net	269,536	121,502
Net oil and gas properties	14,829,910	13,253,638

Property and equipment, net	10,110	13,821
Other assets:
Surety and performance bonds	145,000	295,000
Total assets	$15,263,114	$13,850,406

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,553,654	$3,053,050
Accounts payable – related party	413,366	362,714
Deferred rent	13,551	14,487
Accrued interest	303,275	64,380
Accrued interest - related party	375,120	166,438
Notes payable	1,420,629	1,418,365
Notes payable - related party	7,250,000	7,135,732
Convertible note payable, net	208,929	93,272
Derivative liabilities	623,869	458,387
Other liabilities	292,611	305,935
Total Current Liabilities	15,455,004	13,072,760
Long-Term Liabilities:
Asset retirement obligation	333,103	303,327
Total Liabilities	15,788,107	13,376,087

Commitment and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,050,627 and 14,900,627 shares issued and outstanding, respectively	1,505	1,490
Stock payable	973,712	93,900
Additional paid in capital	9,358,556	8,847,394
Accumulated deficit	(10,858,766)	(8,468,465)
Total stockholders’ (deficit) equity	(524,993)	474,319
Total Liabilities and Stockholders’ (Deficit) Equity	$15,263,114	$13,850,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$559,678	$25,060	$1,287,908	$98,954

Operating expenses
Lease operating expense	370,105	-	837,960	-
Selling, general and administrative expense	619,660	1,114,788	1,350,085	1,946,541
Depreciation, depletion, amortization and accretion expense	109,936	24,262	224,311	42,631
Impairment of oil and gas properties	-	10,465	-	1,283,218
Total operating expenses	1,099,701	1,149,515	2,412,356	3,272,390

Loss from operations	(540,023)	(1,124,455)	(1,124,448)	(3,173,436)

Other income (expenses):
Interest expense	(575,216)	(133,323)	(914,841)	(243,841)
Other income	5,727	-	22,907	-
Change in derivative	(355,259)	-	(310,234)	-
Loss on extinguishment of debt	(63,685)		(63,685)	-
Total other income (expenses)	(988,433)	(133,323)	(1,265,853)	(243,841)

Net Loss	$(1,528,456)	$(1,257,778)	$(2,390,301)	$(3,417,277)

Net loss per share – basic and diluted	(0.10)	(0.09)	(0.16)	(0.24)

Weighted average common shares – basic and diluted	14,941,836	14,181,865	14,921,345	14,076,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net loss	$(2,390,301)	$(3,417,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion, amortization and accretion	224,311	42,631
Impairment of assets	-	1,283,218
Amortization of debt discount	362,189	114,268
Change in derivative value	310,234	-
Common stock and warrants issued for inducement of the note extension	105,075	-
Common stock and stock payable issued for services and fair value of options	481,177	587,954
Deferred rent	(936)	10,780
Loss on extinguishment of debt	63,685	-
Changes in operating assets and liabilities:
Accounts receivable	22	(12,624)
Surety and performance bonds	150,000	-
Prepaid expenses	(22,551)	(126,112)
Accounts payable and accrued liabilities	4,327	(168,303)
Accounts payable and accrued liabilities - related party	825,634	70,770
Other liabilities	(13,324)	-
Net cash provided by (used in) operating activities	99,542	(1,614,695)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	-	(1,696,045)
Net cash used in investing activities	-	(1,696,045)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	-	1,250,000
Proceeds from notes payable	-	1,000,000
Proceeds from convertible notes payable	-	50,000
Repayment to convertible note payable	(100,000)	-
Proceeds from sales of common stock	-	210,000
Net cash (used in) provided by financing activities	(100,000)	2,510,000

Net increase in cash, cash equivalents and restricted cash	(458)	(800,740)

Cash, Cash Equivalents and Restricted Cash, beginning of period	240,555	1,041,377

Cash, Cash Equivalents and Restricted Cash, end of period	$240,097	$240,637

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of cash flow information:
Prepaid expenses in shares	$-	$260,322
Asset Retirement Obligation	$23,709	$291,659
Debt discount	$-	$342,804
Unpaid liabilities in acquisition of oil and gas property	$1,767,096	$-

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through June 30, 2018, has a working capital deficit at June 30, 2018, of $15,176,910, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the current assets section of our consolidated balance sheet. At June 30, 2018 and December 31, 2017, the Company had restricted cash of $240,000. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question. During July and August 2018, $120,000 was released to the Company when we finished reclamation of two wells.

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

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. As of June 30, 2018, the Company applied $633,993 of net revenue receivable from EOG Resources, the operator of two wells in which the Company has a working interest, to costs incurred of drilling two wells by EOG Resources. During the six months ended June 30, 2018, those costs were $1,908,086. See Note 4 – Property and Equipment.

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

Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with US GAAP and guidelines from the United States Securities and Exchange Commission (“SEC”). The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion, amortization expense and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserves estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions, and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs, and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

●	Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

Fair Value Measurement at
	Carrying Value	June 30, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	623,869	—	—	623,869

Fair Value Measurement at
	Carrying Value	December 31, 2017
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	458,387	—	—	458,387

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss available to stockholders	(1,528,456)	(1,257,778)	(2,390,301)	(3,417,277)
Basic net income allocable to participating securities (1)	-	-	-	-
Loss available to Foothills Exploration, Inc.’s stockholders	(1,528,456)	(1,257,778)	(2,390,301)	(3,417,277)

Denominator:
Weighted average number of common shares outstanding-Basic	14,941,836	14,181,865	14,921,345	14,076,518
Effect of dilutive securities:
Options and warrants (2)	-	-	-	-
Stock payable (3)	4,491,111	120,000	4,491,111	120,000
Weighted average number of common shares outstanding-Diluted	19,432,947	14,301,865	19,412,456	14,196,518

Net income (loss) per share:
Basic	$(0.10)	$(0.09)	$(0.16)	$(0.24)
Diluted	$(0.08)	$(0.09)	$(0.12)	$(0.24)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three and six months ended June 30, 2018, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 2,683,515 and 2,683,515 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the three and six months ended June 30, 2017, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 1,270,000 and 1,270,000 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the three and six months ended June 30, 2018, stock payable representing 4,491,111 and 4,491,111 shares were anti-dilutive. For the three and six months ended June 30, 2017, stock payable representing 120,000 and 120,000 shares were anti-dilutive.

Stock-Based Compensation

All share-based payments, including grants of stock to employees, directors and consultants, are recognized in the consolidated financial statements based upon their estimated fair values.

The Company accounts for stock, stock options, and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted as appropriate under ASC 718 “Compensation – Stock Compensation”. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

In November 2016, the FASB issued ASC Update No. 2016-18 (Topic 230) Statement of Cash Flows – Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this update require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Current GAAP does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and is required to be applied using a retrospective transition method to each period presented. The Company implemented this guidance effective January 1, 2018. Implementing this guidance did not have a material impact on the Company’s statement of cash flows.

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

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at June 30, 2018 and December 31, 2017 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at June 30, 2018 and December 31, 2017 are set forth below in the following table:

	June 30, 2018	December 31, 2017
Unproved leasehold (1)	$979,978	$977,936
Proved leasehold	13,182,386	10,094,760
Properties subject to depletion, net of depletion	398,010	580,158
Exploratory wells – construction-in-progress (1) (2)	-	1,479,282
Total	$14,560,374	$13,132,136

(1)	Not subject to depletion;
(2)	Reclassified from exploratory to properties subject to amortization at June 30, 2018.

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
2018	—	1,642,417		(214,179)	1,428,238
Total	$10,252,568	$6,047,769	$—	$(1,739,963)	$14,560,374

●	In 2017, the Company acquired a 21.62% non-operated working interest with a 17.1% net revenue interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party, and the Company incurred $1,479,282 in well costs. During the six months ended June 30, 2018, the company incurred an additional $1,613,284 of well costs. At June 30, 2018, the Company’s share total costs for drilling and completing the two wells was $3,409,462. Although these wells produced economic quantities of natural gas liquids and residue gas through June 30, 2018, well completion activities were completed during the six months ended June 30, 2018, so costs were reclassed from construction-in-progress and to proved properties subject to depletion through June 30, 2018.

●	In 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. During the year ended December 31, 2017, we incurred costs of $1,209,675 in the drilling of this well and $1,352,982 was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and Contingencies for additional information on the lawsuits.

●	In 2017, the Company worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $79,989 in capitalized workover costs associated with these wells. The wells require additional workover and were shut-in in July 2017. The Company recorded asset retirement costs of $291,659 related to Duck Creek wells. During the six months ended June 30, 2018, we incurred $8,821 in capitalized workover costs associated with these wells.

●	In 2017, the Company incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

●	In 2017, the Company incurred costs of $3,750 related to Springs Project. The Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management it was not in the best interest of the Company to continue exploratory efforts on this speculative play. Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $154,787, during the year ended December 31, 2017.

●	In 2017, the Company incurred costs of $100,191 for exploration and development efforts associated with the proved oil and gas assets in Utah, which were acquired on December 30, 2016, from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets include certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. In connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $(342,804) of imputed interest as debt discount. During the six months ended June 30, 2018, we incurred cost of $20,000 exploration and development efforts associated with these properties.

●	In 2017, the Company incurred costs of $379,498 for exploration and development efforts associated with numerous unproved oil and gas properties in the Company’s geographic areas of interest, including farmout properties (Paw Paw and Ironwood) and numerous others being evaluated and considered for a prospective acquisition and/or farmout by the Company. During the six months ended June 30, 2018, we incurred cost of $312 exploration and development efforts associated with these properties.

●	In 2017, we recorded depreciation, depletion and amortization cost related to oil and gas properties of $18,017. During the six months ended June 30, 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $214,179.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	June 30, 2018	December 31, 2017

Tank	$30,000	$30,000
Vehicle	69,446	69,446
Uinta Basin facilities	170,475
Accumulated depreciation	(385)	(31)
Construction in progress (1)	-	22,087
Total support facilities and equipment, net	$269,536	$121,502

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah, not subject to depreciation. During the months ended June 30, 2018, construction-in-progress was reclassified to Uinta Basin facilities and became eligible for depreciation upon the completion of the construction.

The Company recognized depreciation expense of $354 and $0 during the six months ended June 30, 2018 and 2017, respectively.

Office Furniture, Equipment, and Other

As of June 30, 2018 and December 31, 2017, office furniture, equipment, and other consisted of the following:

	June 30, 2018	December 31, 2017
Computer equipment and fixtures	$22,453	$22,453
Accumulated depreciation	(12,343)	(8,632)
Office furniture, equipment, and other, net	$10,110	$13,821

During the six months ended June 30, 2018 and 2017, we recorded depreciation expense of $3,711 and $36,797, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the six months ended June 30, 2018 and December 31, 2017.

	For the period ended
	June 30, 2018	December 31, 2017

Beginning asset retirement obligations	$303,327	$291,659
Liabilities established	23,709	—
Accretion expense	6,067	11,668
Ending asset retirement obligations	$333,103	$303,327

Accretion expense for the six months ended June 30, 2018 and 2017 was $6,067 and $5,834, respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our notes payable as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
9% unsecured note payable due May 6, 2017 (1)	$-	$-
13.5% unsecured note payable due September 8, 2017 (2)	1,050,000	1,050,000
0% unsecured note payable due January 2, 2018 (3)	250,000	250,000
Less: unamortized discount of imputed interest of 4% (3)	—	(2,264)
12% unsecured note payable June 30, 2018 (4)	120,629	120,629
Total debt	1,420,629	1,418,365
Less: current maturities	1,420,629	1,418,365
Long-term debt, net of current maturities	-	-

At June 30, 2018, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	On December 30, 2016, effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and reclassified the remaining accrued interest of $30,000 as a gain on extinguishment of debt.

(2)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock valued at $46,700. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. On June 30, 2018, we recorded $100,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). The Company and Profit Well are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Profit Well.

(3)	On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor with 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered into with FirstFire Global Opportunities Fund, LLC. On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire Global Opportunities Fund, LLC, was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the six months ended June 30, 2018, the Company amortized the remaining $2,264 of such discount to interest expense. At December 31, 2017, $250,000 of principal was outstanding under the Note.

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

(4)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018. On August 22, 2018, the Note Holder agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company agreed to issue the Note Holder 60,000 shares of its restricted common stock.

During the three months ended June 30, 2018 and 2017, respectively, we incurred $138,949 and $25,507 of interest expense, including penalty of $100,000 and $0, respectively. During the six months ended June 30, 2018 and 2017, respectively, we incurred $226,435 and $47,945 of interest expense, including amortization of discount of $2,264 and $0 and shares issued for extension of $46,700 and $0 and penalty of $100,000 and $0, respectively.

Note 7 – Notes Payable - Related Party

	June 30, 2018	December 31, 2017
13.25% unsecured note payable due May 5, 2017 (1)	$1,250,000	$1,250,000
0% unsecured note payable due June 30, 2018 (2)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (2)	-	(114,268)
Total debt	7,250,000	7,135,732
Less: current maturities	7,250,000	7,135,732
Long-term debt, net of current maturities	$-	$-

(1)	Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to have accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities.

On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock valued at $58,375. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. On June 30, 2018, we recorded $125,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). The Company and Berwin are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Berwin.

(2)	On December 30, 2016, in connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $342,804 of imputed interest as debt discount.

During the three months ended June 30, 2018 and 2017, respectively, we incurred $224,206 and $110,456 of interest expense, including amortization of discount of $57,143 and $57,143 and penalty of $125,000 and $0, respectively. During the six months ended June 30, 2018 and 2017, respectively, we incurred $381,324 and $195,638 of interest expense, including amortization of discount of $114,268 and $114,268 and shares issued for extension of $58,375 and $0, and penalty of $125,000 and $0, respectively.

Note 8 – Convertible Note Payable

	June 30, 2018	December 31, 2017
10% convertible note payable due May 10, 2018 (1)	$50,000	$50,000
8% convertible note payable due August 16, 2018 (2)	167,500	267,500
Less: unamortized debt discount on convertible notes (1)(2)	(28,943)	(224,228)
Total debt	188,557	93,272
Less: current maturities	188,557	93,272
Long-term debt, net of current maturities	$-	$-

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to May 10, 2018, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On November 17, 2017, the Company issued to FirstFire Global Opportunities Fund, LLC, (“FirstFire”) an unaffiliated investor, a senior convertible promissory note in the principal amount of $267,500 and received proceeds of $250,000 before giving effect to certain transactional costs including legal fees. As part of this transaction the Company also issued (i) warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and (ii) 60,000 shares of the Company’s restricted common stock. This note accrues interest of 8% per annum and is due and payable on August 17, 2018. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of the lower of (i) $0.665 per share or (ii) 50% of the lowest per share market values during the twenty (20) trading days immediately preceding a conversion date. If the lowest traded price of the Common Stock is less than the Conversion Price on the date following the Conversion Date on which the Holder actually receives from the Company, then the Conversion Price shall be deemed to have been retroactively adjusted, as of the Conversion Date, to a price equal to 75% multiplied by the lowest closing price of the Common Stock on the Free Trading Shares Receipt Date. This note is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of this note will be used for general corporate and working capital purposes. The aggregate relative fair value of the warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. Fair value of 60,000 shares of common stock was determined to be $18,250 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $288,964, of which $67,964 was expensed immediately to interest expense. $288,964 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The aggregate value of the original debt discount, warrant, conversion feature and 60,000 shares of common stock of $267,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. As of December 31, 2017, Company accounted for the conversion feature as a derivative valued at $458,387 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.6 year. As of June 30, 2018, Company accounted for the conversion feature as a derivative valued at $623,869 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 198%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.13 year. On June 6, 2018, the Company made a principal payment in the amount of $100,000. Furthermore, the Company agreed to pay the remaining balance of $229,025 on or before thirty-five (35) days from June 5th, 2018. The Note may be converted if the Note Balance is not paid on or before thirty-five (35) days from June 5th 2018. FirstFire agreed that the Note is not in default. As consideration for agreeing to provide the Company with this extension of time to pay, the Company issued the investor 150,000 shares of restricted common stock, valued at $30,000. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire, was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

During the three months ended June 30, 2018 and 2017, respectively, the Company incurred $212,061 and $279 of interest expense, including amortization of discount of $157,146 and $0 and respectively. During the six months ended June 30, 2018 and 2017, respectively, the Company incurred $307,081 and $279 of interest expense, including amortization of discount of $245,657 and $0, respectively.

The following table reconciles, for the period ended June 30, 2018, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2017	$458,387
Additions related to embedded conversion features of convertible debt issued
Change in fair value of conversion features	310,234
Reductions in fair value due to principal repayments	(144,752)
Balance of embedded derivatives at June 30, 2018	$623,869

Note 9 – Common Stock

On June 5, 2018, the Company issued to FirstFire 150,000 shares of restricted common stock for an extension of their note originally issued November 17, 2017 in the amount of $267,500 (see Note 8). These shares were valued at $30,000.

From June 21, 2018 to June 23, 2018 four (4) officers and directors of the Company agreed to convert $566,300 of accrued wages and fees into 3,836,111 shares of restricted common stock. As of June 30, 2018 these shares were not yet issued and disclosed as stock payable.

During the quarter ended June 30, 2018 the Company agreed to issue 450,000 shares of restricted common stock to certain note holders to defer the expiration date of their notes. As of June 30, 2018 these shares were not yet issued.

As of June 30, 2018, the Company had 15,050,627 shares of common stock issued and outstanding and an additional 4,491,111   shares of common stock committed to be issued. The total shares of issued and committed to be issued common shares at June 30, 2018 was 19,541,738.

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

The following table summarizes all stock warrant activity for the six months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,683,515	$1.56	2.65
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2018	2,683,515	$1.56	2.15
Exercisable, June 30, 2018	2,683,515	$1.56	2.15

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

During the three months ended June 30, 2018 and 2017, we recorded $241,917 and $258,127 option expense. During the six months ended June 30, 2018 and 2017, we recorded $481,177 and $326,987 option expense. As of June 30, 2018, the unamortized option expense was $1,305,641.

The following table summarizes all stock option activity for the six months ended June 30, 2018:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,050,000	$2.21	6.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2018	2,050,000	$2.21	6.01
Exercisable, June 30, 2018	-	$-	-

Note 10– Other Related Party Transactions

Wilshire Energy Partners, LLC

Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. During the six months ended June 30, 2018 and 2017, Wilshire advanced the Company $181,083 and $0 for operating purposes and the Company repaid $26,302 and $0, respectively.

As of June 30, 2018 and December 31, 2017, total amount due to officers and directors were $258,585 and $362,714.

From June 21, 2018 to June 23, 2018 four (4) officers and directors of the Company agreed to convert $566,300 of accrued wages and fees into 3,836,111 shares of restricted common stock. As of June 30, 2018, these shares were not yet issued and disclosed as stock payable.

Note 11 – Commitments and Contingencies

Contractual Obligations

Operating Leases

Effective May 1, 2017, the Company entered into a 39-month lease, expiring July 31, 2020, for its Denver, Colorado, corporate office at a total rental of approximately $10,051 per month. During the three months and six months ended June 30, 2018 and 2017, the Company paid $25,801 and $25,801 and $0 and $0 for its Denver office space, redeemed unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments of $5,267 and $22,907 and $0 and $0, respectively and recorded $5,267 and $22,907 and $0 and $0 as other income, respectively.

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston, Texas, to support the division’s staff, at a monthly rental amount of $2,298. On March 27, 2018, the Company closed that office. During the three months and six months ended June 30, 2018 and 2017, the Company accrued $6,492 and $12,859 and $4,596 and $4,596 in rent expense and paid $0 and $0 and $4,596 and $4,596 for its Houston office space.

The Company leases a copier at monthly rental of $135 through September 23, 2020, for its Denver, Colorado, office. During the three months and six months ended June 30, 2018, the Company accrued $405 and $810 and paid $0 and $0 in rental for the copier.

Information regarding all the Company’s contractual lease obligations, at June 30, 2018, is set forth in the following table.

Operating Leases

2018 (6 Months)	$62,073
2019	125,816
2020	74,347
2021 and thereafter	—
Total	$262,236

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through June 30, 2018, noted below in accordance with Auditing Standard 2801.03.

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of June 30, 2018, we recorded $7,995.02 of prejudgment interest expense. A hearing on contempt by Foothills for failure to appear and an answer as to assets is set for September 13, 2018.

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

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. As of June 30, 2018, we recorded $48,334.03 of prejudgment interest expense.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings.

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

As of June 30, 2018, we recorded $7,968 of prejudgment interest expense.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. As of June 30, 2018, we recorded $3,472.80 of prejudgment interest expense.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. As of June 30, 2018, we recorded $6,153 of prejudgment interest expense.

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

As of June 30, 2018, and December 31, 2017, the balance of other liabilities was $292,611 and $305,935, respectively. During the three months ended June 30, 2018 and 2017, we recorded $(2,486) and $0 in other liabilities. During the six months ended June 30, 2018 and 2017, we recorded $19,469 and $0 in other liabilities.

Note 12 – Subsequent Events

Extension of Debt Maturity

13.5% unsecured note payable due September 8, 2017

The Company and Profit Well are in ongoing discussions to extend the term of this note, and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Profit Well. On July 29, 2018, as partial consideration for the deferral, the Company agreed to issue Profit Well 100,000 shares of its restricted common stock.

13.5% unsecured note payable due June 30, 2018

On August 22, 2017, the Note Holder agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company agreed to issue the Note Holder 60,000 shares of its restricted common stock.

8% convertible promissory note due August 17, 2018

The Company and FirstFire Global Opportunities Fund, LLC, agreed to amend the terms and maturity date of the convertible note and as consideration the Company agreed to issue FirstFire 100,000 shares of the Company’s restricted common stock.

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

Extension of New Credit

0% unsecured note with 6.3% original issue discount due August 6, 2018

On July 19, 2018, the Company issued to an unaffiliated investor a promissory note in the principal amount of $35,000.00, with an original issue discount of $2,207.08 and a funding amount of $32,792.92. The Note has a maturity date of August 6, 2018. Upon any default in payment of principal hereunder, the Company shall pay interest on the principal balance of this Note then outstanding and on the accrued but unpaid interest from the date of such default until such default is cured and the Note paid in full at the rate of Ten Percent (10%), compounded annually. The Company agreed to issue the investor 100,000 shares of the Company’s free trading (unrestricted) common stock in the event the Company did not file its 10-K/A Report with the SEC on or before July 27, 2018. The Company also agreed to issue the investor 200,000 shares of the Company’s free trading (unrestricted) common stock if the Company did not file its 10-Q Report for Q1 2018 with the SEC on or before August 3, 2018. Pursuant to this Note, the investor shall be assigned an undivided one and one-half percent (1.5%) overriding royalty of all oil, gas, and other minerals and hydrocarbons produced, saved, and sold from each well now or hereinafter located on certain leases and wells owned by the Company.

13.5% senior convertible note due January 11, 2020

On August 11, 2018, the Company signed a term sheet with an unaffiliated investor for a Senior Convertible Note in the principal amount of $36,250.00 bearing 13.5% annual interest payable at maturity or conversion. In the event of default, the Company shall pay a penalty payment of $3,625.00. The Note and outstanding accrued unpaid interest are convertible at any time, in whole or in part, subject to Rule 144 or any other registration or exemption rights. The Company may, at any time within 12 months of funding date, prepay the outstanding principal and accrued unpaid interest upon providing investor with written notice of the Company’s intent to pay. Investor shall be provided seven (7) days within which to elect to convert or receive cash payment. The Company agreed to issue the investor 4,000 shares of its restricted common stock as additional consideration for entering into the Note. In addition, the Company agreed to issue investor 100,000 warrants at a strike price of $0.665 per share, with an exercise term of 24 months and without cashless exercise provision. If the company enters into a subsequent financing with another individual or entity (a third party) on terms that are more favorable to the third party, the agreements between the company and the investor shall be amended to include such better terms so long as the Note is outstanding.

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

Effective August 28, 2017, the Company acquired a 21.6% working interest, with a 17.1% net revenue interest, in two (2) exploratory, horizontal wells in Uintah County, Utah, from an undisclosed party. These wells were drilled through an existing wellbore into an unproved reservoir. Both wells are operated by EOG Resources, Inc. (NYSE: EOG) (“EOG”). At June 30, 2018, total well costs for our working interest share in both wells amounted to $3,409,462. These wells align with the Company’s overall growth strategy for the basin and provide us with the ability to gain insight from a world-class operator. The Stagecoach 111-20H and Stagecoach 117-20H horizontal wells both commenced producing natural gas liquids, and residue gas in commercial quantities in December 2017, despite the wells having not yet been completed. These two successful horizontal wells are expected to generate production and net cash flow for the Company subject to the Company’s payment to EOG of the Company’s share of costs incurred in the drilling and completion of the wells.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through June 30, 2018, has a working capital deficit at June 30, 2018, of $15,176,910, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company operates through TEO six oil and gas wells situated on 280 net acres in the Duck Creek area of the Altamont Bluebell field located in Uintah County, Utah, in which the Company has a 100% working interest with an 80% net revenue interest.

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

On August 28, 2017, the Company acquired a 21.6% non-operated working interest with a 17.1% net revenue interest in two horizontal wells in the Uintah Basin (“Basin”). First sales from the two wells were made in December 2017, and the wells were completed in Q2 2018.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue

The following table summarizes our revenues from commodity sales during the three months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,			Percentage
	2018	2017	Difference	Change

Revenues
Oil	$17,127	$25,060	$(7,933)	-32%
Natural gas	(61)	-	(61)	100%
Natural gas liquids	91,291	-	91,291	100%
Residue Gas	451,320	-	451,320	100%
Total	$559,677	$25,060	$534,617	2133%

Sales volumes
Oil (Bbls)	304	438	(134)	-31%
Natural gas (MCF)	58	-	58	100%
Natural gas liquids (Bbls)	4,129	-	4,129	100%
Residue Gas (MCF)	209,872	-	209,872	100%
Total BOE	39,412	438	38,973	8891%
Total BOE/D	433	5	106.78	2217%

Average prices
Oil (per Bbl)	$56.28	$57.17	$(0.89)	-2%
Natural gas (per MCF)	(1.06)	-	(1.06)	100%
Natural gas liquids (per BOE)	22.11	-	22.11	100%
Residue gas (per MCF)	2.15	-	2.15	100%
Total per BOE	$14.20	$57.17	$13.72	24%

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017, are set forth in the table below.

	Three Months Ended
	June 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense (1)	$369,414	$-	$369,414	100%
Production and ad valorem taxes (2)	691	-	691	100%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	109,936	34,727	75,209	217%
General and administrative expense (4)	619,660	1,114,788	(495,128)	-44%
Total operating expenses	$1,099,701	$1,149,515	$(49,814)	-4%

1)	Stagecoach wells producing in second quarter of 2018 which had not been drilled in Q2 of 2017.
2)	Stagecoach wells producing in second quarter of 2018 which had not been drilled in Q2 of 2017.
3)	Q2 2017 impairment of $10,465. Q1 2018 DD&A exceeds Q1 2017 DD&A of $91,508 due to addition of Stagecoach wells which had not been drilled in Q2 of 2017.
4)	Reduction of activities during Q2 2018.

Operating expenses expressed in BOE for the three months ended June 30, 2018 and 2017 are set forth in the table below:

	Three Months Ended
	June 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense	$9.37	-	9.37	100%
Production and ad valorem taxes	0.02	-	0.02	100%
Depletion, depreciation, amortization, accretion, and impairment expense	2.79	79.22	(76.44)	-96%
General and administrative expense	15.72	2,543.23	(2,527.50)	-99%
Total operating expenses	$27.90	2,622.45	(2,594.55)	-99%

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017, was $575,216 and $133,323, respectively. The increase in interest expense is primarily attributed to additional compensation related to notes payable extension during the three months ended June 30, 2018.

Gain on Change in Derivative Value

Gain on change in derivative value for the three months ended June 30, 2018 and 2017, was $355,259 and $0, respectively. The change in derivative value is primarily attributed to an additional convertible note entered into during November 2017.

Other Income

Other income for the three months ended June 30, 2018 and 2017, was $5,727 and $0, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the three months ended June 30, 2018.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended June 30, 2018 and 2017, was $63,685 and $0, respectively. The increase in loss on extinguishment of debt is primarily attributed common stock shares for reduction of officers and directors’ accrued wage issued below market price.

Net Loss

As a result of the foregoing, our net loss for the three months ended June 30, 2018, was $1,528,456 ($0.10) per basic and diluted common share). Our net loss for the three months Ended June 30, 2017, was $1,257,778 ($0.09) per basic and diluted common share).

Six months ended June 30, 2018 compared to Six months ended June 30, 2017

Revenue

The following table summarizes our revenues from commodity sales during the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,			Percentage
	2018	2017	Difference	Change

Revenues
Oil	$18,997	$98,854	$(79,857)	-81%
Natural gas	126	-	126	100%
Natural gas liquids	182,241	-	182,241	100%
Residue Gas	1,086,544	-	1,086,544	100%
Total	$1,287,908	$98,854	$1,189,054	1203%

Sales volumes
Oil (Bbls)	339	1,710	(1,371)	-80%
Natural gas (MCF)	126	-	126	100%
Natural gas liquids (Bbls)	8,711	-	8,711	100%
Residue Gas (MCF)	450,785	-	450,785	100%
Total BOE	84,181	1,710	82,472	4824%
Total BOE/D	465	9	225.95	2392%

Average prices
Oil (per Bbl)	$56.04	$57.83	$(1.79)	-3%
Natural gas (per MCF)	1.00	-	1.00	100%
Natural gas liquids (per BOE)	20.92	-	20.92	100%
Residue gas (per MCF)	2.41	-	2.41	100%
Total per BOE	$15.30	$57.83	$14.42	25%

Operating Expenses

Operating expenses for the six months ended June 30, 2018 and 2017, are set forth in the table below.

	Six Months Ended
	June 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense (1)	$836,458	$-	$836,458	100%
Production and ad valorem taxes (2)	1,502	-	1,502	100%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	224,311	1,325,849	(1,101,538)	-83%
General and administrative expense (4)	1,350,085	1,946,541	(596,456)	-31%
Total operating expenses	$2,412,356	$3,272,390	$(860,034)	-26%

1)	Stagecoach wells producing in the six months ended June 30, 2018 which had not been drilled in the period ended June 30, 2017.
2)	Stagecoach wells producing in the six months ended June 30, 2018 which had not been drilled in the period ended June 30, 2017.
3)	During the six months ended June 30, 2017 impairment of $1,283,218. The six months ended June 30, 2018 DD&A exceeds the period ended June 30, 2017 of $187,514 due to addition of Stagecoach wells which had not been drilled in the six months ended June 30, 2017.
4)	Reduction of activities during the six months ended June 30, 2018.

Operating expenses expressed in BOE for the six months ended June 30, 2018 and 2017 are set forth in the table below:

	Six Months Ended
	June 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense	$9.94	-	9.94	100%
Production and ad valorem taxes	0.02	-	0.02	100%
Depletion, depreciation, amortization, accretion, and impairment expense	2.66	775.57	(772.90)	-100%
General and administrative expense	16.04	1,138.65	(1,122.61)	-99%
Total operating expenses	$28.66	1,914.22	(1,885.56)	-99%

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017, was $914,841 and $243,841, respectively. The increase in interest expense is primarily attributed to additional compensation related to notes payable extension during the six months ended June 30, 2018.

Gain on Change in Derivative Value

Gain on change in derivative value for the six months ended June 30, 2018 and 2017, was $310,234 and $0, respectively. The change in derivative value is primarily attributed to an additional convertible note entered into during November 2017.

Other Income

Other income for the six months ended June 30, 2018 and 2017, was $22,907 and $0, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the six months ended June 30, 2018.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended June 30, 2018 and 2017, was $63,685 and $0, respectively. The increase in loss on extinguishment of debt is primarily attributed common stock shares for reduction of officers and directors’ accrued wage issued below market price.

Net Loss

As a result of the foregoing, our net loss for the six months ended June 30, 2018, was $2,390,301 ($0.16) per basic and diluted common share). Our net loss for the six months ended June 30, 2017, was $3,417,277 ($0.24) per basic and diluted common share).

Liquidity and Capital Resources

Overview

As of June 30, 2018, the Company had a working capital deficit of $15,176,910. As of December 31, 2017, the Company had a working capital deficit of $12,784,813. The increase of $2,392,097, in the working capital deficit was attributable as follows:

Decrease in current assets of which $458 was decreased cash	$9,853
Increase in accounts payable and accrued liabilities	1,738,563
Increase in accounts payable and accrued liabilities – related party (1)	259,334
Increase in current portion of notes payable and convertible notes payable	232,189
Increase in derivative liabilities	165,482
Decrease in contingent liabilities primarily associated with legal proceedings	(13,324)
Sum of changes in working capital	$2,392,097

(1)	Accrued payable to management for unpaid compensation of $258,585.

Cash, Cash equivalents, restricted cash and Accounts Receivable

As of June 30, 2018, the Company had cash of $97, compared to $555 at December 31, 2017.

As of June 30, 2018, the Company has restricted cash of $240,000, compared to $240,000 at December 31, 2017.

As of June 30, 2018, the Company had accounts receivable of $725, compared to $32,671 at December 31, 2017. This decrease in accounts receivable is due primarily to netting account receivable to accounts payable related to EOG resource.

Liabilities

As of June 30, 2018, the outstanding balance of principal and accrued interest on debt net of debt discount was $8,879,558 a net increase of $232,189 from the outstanding balance of $8,647,369 as of December 31, 2017. This net increase was due to accrued interest on notes payable and amortization of debt discount.

Accounts payable and accrued expenses increased by $1,997,897 to $5,658,966 at June 30, 2018, from $3,661,069 at December 31, 2017. Included in accounts payable and accrued expenses are $413,366 and $362,714 as of the June 30, 2018 and December 31, 2017, respectively, primarily associated with accrued payable to management for unpaid compensation. These unpaid liabilities are aged from 1 days to 545 days, and the Company lacks the liquidity to pay them until it obtains additional capital.

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

Operating Activities

During the six months ended June 30, 2018 and 2017, the Company got $99,542 and used $1,614,695 of cash in operating activities, respectively. Non-cash adjustments included $0 and $1,283,218 related to assets written off, $481,177 and $587,954 related to stock compensation expense, $(936) and $10,780 in deferred rent, $362,189 and $114,268 related to amortization of debt discount, $224,311 and $42,361 in depreciation, depletion, amortization and accretion, common stock and warrants issued for inducement of the note extension of $105,075 and $0, extinguishment of debt of $63,685 and $0, change in derivative liabilities of $310,234 and $0, and net changes in operating assets and liabilities of $944,108 and $236,269, respectively.

Investing Activities

During the six months ended June 30, 2018 and 2017, respectively, $0 and $1,696,045 net cash was used in investing activities, a decrease of $1,696,045. This decrease is primarily due to lack of operation funds.

Financing Activities

During the six months ended June 30, 2018 and 2017, $100,000 net cash used and $2,510,000 net cash provided by financing activities, a decrease of $2,610,000. This change is primarily due to notes payable entered into during January 2017 and $100,000 repayment to convertible note payable made in Q2 2018.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, the Company’s management has concluded that as of June 30, 2018, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

The Company has identified the following factors that have led management to determine that material weaknesses exist in the Company’s internal control over financial reporting as of June 30, 2018:

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

At June 30, 2018, our indirect subsidiaries were parties to the following contested matters:

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of June 30, 2018, we recorded $7,995.02 of prejudgment interest expense. A hearing on contempt by Foothills for failure to appear and an answer as to assets is set for September 13, 2018.

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

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. As of June 30, 2018, we recorded $48,334.03 of prejudgment interest expense.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings.

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

As of June 30, 2018, we recorded $7,968 of prejudgment interest expense.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. As of June 30, 2018, we recorded $3,472.80 of prejudgment interest expense.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. As of June 30, 2018, we recorded $6,153 of prejudgment interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 5, 2018, the Company issued to FirstFire 150,000 shares of restricted common stock for an extension of their note originally issued November 17, 2017 in the amount of $267,500 (see Note 8). These shares were valued at $30,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Share Exchange Agreement between Registrant and Foothills Petroleum, Inc., dated May 27, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 10, 2016)

3.1	Certificate of Incorporation of the registrant as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 27, 2013)

10.1	Form of Executive Employment Agreement between registrant and Ritchie Lanclos dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.2	Form of Executive Employment Agreement between registrant and Eleazar Ovalle dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.3	Services Agreement between registrant and Wilshire Energy Partners dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.4	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated December 23, 2015**

10.5	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated April 5, 2016**

10.6	Securities Purchase Agreement between Registrant and Berwin Trading Limited dated June 30, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 7, 2016)

10.7	Form of Convertible Promissory Note**

10.8	Form of Wilshire Warrant**

10.9	Business Development Services Agreement with Wilshire Energy Partners LLC and Aegis International LLC**

10.10	Executive Director Agreement between Foothills Petroleum, Inc. and Alex M. Hemb dated March 24, 2016**

10.11	Executive Director Agreement between Foothills Petroleum, Inc. and Christopher Jarvis dated March 24, 2016**

10.12	Form of Stock Purchase Agreement, dated as of May 2, 2016, between Shawn Clark, Christopher J. Dunkel, Glenn Petersen, Dena M. Womack, Tysen J. Kamin and Foothills Petroleum, Inc. (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 6, 2016)

10.13	Participation Agreement between registrant and Magna Operating, LLC (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.14	Purchase and Sale Agreement between Total Belief Limited and Foothills Exploration Operating, Inc.***

10.15	Form of Promissory Note issued to Total Belief Limited by registrant***

10.16	Form of Note Transfer and Assumption Agreement***

10.17	Purchase and Sale Agreement between Green Stone Capital Partners Limited and Foothills Exploration Operating, Inc.***

10.18	Debenture - Berwin Trading Limited (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 11, 2017)

10.19	Debenture - Full Wealth Investment Hong Kong Limited (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 11, 2017)

10.20	Offer Letter between registrant and Christopher Jarvis (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 6, 2017)

10.21	Offer Letter between registrant and Kevin J. Sylla (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 6, 2017)

21.1	Subsidiaries and indirect subsidiaries of Registrant****

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on June 10, 2016
***	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on January 6, 2017
****	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on April 14, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTHILLS EXPLORATION, INC.

Dated: August 27, 2018	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

