Form 10-Q
period 2018-09-30
FOOTHILLS EXPLORATION, INC.
filed 2018-11-19
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 000-55872

FOOTHILLS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3439423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11111 Santa Monica Blvd., Ste. 1712 Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(424) 901-6656

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 16, 2018, there were 20,796,138 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$540	$555
Restricted cash	120,000	240,000
Accounts receivable - trade	889	747
Accounts receivable – oil and gas	-	31,924
Prepaid expenses	46,075	14,721
Total current assets	167,504	287,947

Oil and gas properties, full cost accounting
Properties not subject to amortization	979,978	2,457,218
Properties subject to amortization, net	13,483,584	10,674,918
Support facilities and equipment, net	269,485	121,502
Net oil and gas properties	14,733,047	13,253,638

Property and equipment, net	8,223	13,821
Other assets:
Surety and performance bonds	145,000	295,000
Total assets	$15,053,774	$13,850,406

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,440,168	$3,053,050
Accounts payable – related party	635,789	362,714
Deferred rent	-	14,487
Accrued interest	404,221	64,380
Accrued interest - related party	417,654	166,438
Notes payable	1,540,042	1,418,365
Notes payable - related party	7,250,000	7,135,732
Convertible note payable, net	167,500	93,272
Derivative liabilities	454,444	458,387
Other liabilities	249,852	305,935
Total Current Liabilities	15,559,670	13,072,760
Long-Term Liabilities:
Asset retirement obligation	336,610	303,327
Convertible note payable, net	30,500	-
Total Liabilities	15,926,780	13,376,087

Commitment and Contingencies	-	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,146,138 and 14,900,627 shares issued and outstanding, respectively	2,015	1,490
Stock payable	52,752	93,900
Additional paid in capital	10,654,897	8,847,394
Accumulated deficit	(11,582,670)	(8,468,465)
Total stockholders’ (deficit) equity	(873,006)	474,319
Total Liabilities and Stockholders’ (Deficit) Equity	$15,053,774	$13,850,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$583,019	$573	$1,870,927	$99,527

Operating expenses
Lease operating expense	462,660	-	1,300,620	-
Selling, general and administrative expense	664,957	851,526	2,015,042	2,792,233
Depreciation, depletion, amortization and accretion expense	96,745	21,509	321,056	64,140
Impairment of oil and gas properties	-	45,419	-	1,328,637
Total operating expenses	1,224,362	918,454	3,636,718	4,185,010

Loss from operations	(641,343)	(917,881)	(1,765,791)	(4,085,483)

Other income (expenses):
Interest expense	(254,486)	(127,891)	(1,169,327)	(377,566)
Other income	2,500	-	25,407	-
Change in derivative	114,474	-	(195,760)	-
Gain (Loss) on extinguishment of debt	54,951	48,407	(8,734)	48,407
Total other income (expenses)	(82,561)	(79,484)	(1,348,414)	(329,159)

Net Loss	$(723,904)	$(997,365)	$(3,114,205)	$(4,414,642)

Net loss per share – basic and diluted	(0.04)	(0.07)	(0.20)	(0.31)

Weighted average common shares – basic and diluted	16,522,827	14,618,019	15,593,318	14,270,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net loss	$(3,114,205)	$(4,414,642)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	321,056	64,140
Impairment of assets	-	1,328,637
Amortization of debt discount	416,695	172,534
Change in derivative value	195,760	-
Common stock and warrants issued for inducement of the note extension	161,575	-
Common stock and stock payable issued for services and fair value of options	725,753	848,683
Deferred rent	(14,487)	15,497
(Loss) Gain on settlement of debt and contingent liabilities	8,734	(48,407)
Changes in operating assets and liabilities:
Accounts receivable	(142)	-
Surety and performance bonds	150,000	-
Prepaid expenses	(31,354)	72,952
Accounts payable and accrued liabilities	(2,701)	(123,168)
Accounts payable and accrued liabilities - related party	1,090,591	332,904
Other liabilities	(23,290)	(35,000)
Net cash used in operating activities	(116,015)	(1,785,870)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	-	(1,814,435)
Net cash used in investing activities	-	(1,814,435)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	-	1,250,000
Repayment to notes payable	-	(1,000,000)
Proceeds from notes payable	52,000	2,300,000
Proceeds from convertible note payable	44,000	50,000
Repayment of convertible note payable	(100,000)	-
Proceeds from sales of common stock	-	270,000
Net cash provided by financing activities	(4,000)	2,870,000

Net decrease in cash, cash equivalents and restricted cash	(120,015)	(730,305)

Cash, Cash Equivalents and Restricted Cash, beginning of period	240,555	1,041,377

Cash, Cash Equivalents and Restricted Cash, end of period	$120,540	$311,072

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$240,555	$1,041,377
Restricted cash at beginning of period	240,000	240,000
Cash and cash equivalents and restricted cash at beginning of period	$555	$801,377

Cash and cash equivalents at end of period	$120,540	$311,072
Restricted cash at end of period	120,000	240,000
Cash and cash equivalents and restricted cash at end of period	$540	$71,072

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$(20,000)
Cash paid for income taxes	$-	$-
Supplemental disclosures of cash flow information:
Prepaid expenses in shares	$-	$260,322
Asset Retirement Obligation	$23,709	$291,659
Debt discount	$60,500	$345,340
Notes payable issued against settlement of convertible note	$50,000	$-
Other liabilities settled against notes payable	$32,793	$-
Unpaid liabilities in acquisition of oil and gas property	$1,761,584	$-
Fair value of warrants issued with note payable	$-	$105,100
Fair value of down-round feature on warrants	$-	$59,801

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through September 30, 2018, has a working capital deficit at September 30, 2018, of $15,392,166, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in impairment testing of long-term assets, accruals for potential liabilities and valuing equity instruments issued for services. Actual results could differ from those estimates.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the current assets section of our consolidated balance sheet. At September 30, 2018 and December 31, 2017, the Company had restricted cash of $120,000 and $240,000, respectively. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question. During July and August 2018, $120,000 was released to the Company when we finished reclamation of two wells.

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

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. As of September 30, 2018, the Company applied $889,493 of net revenue receivable from EOG Resources, the operator of two wells in which the Company has a working interest, to costs incurred of drilling two wells by EOG Resources. During the nine months ended September 30, 2018, those costs were $1,607,677. See Note 4 – Property and Equipment.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

Fair Value Measurement at
	Carrying Value	September 30, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	454,444	—	—	454,444

Fair Value Measurement at
	Carrying Value	December 31, 2017
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	458,387	—	—	458,387

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available to stockholders	(723,904)	(997,365)	(3,114,205)	(4,414,642)
Basic net income allocable to participating securities (1)	-	-	-	-
Income (loss) available to Foothills Exploration, Inc.’s stockholders	(723,904)	(997,365)	(3,114,205)	(4,414,642)

Denominator:
Weighted average number of common shares outstanding-Basic	16,522,827	14,618,019	15,593,318	14,270,627
Effect of dilutive securities:
Options and warrants (2)	-	-	-	-
Stock payable (3)	539,600	120,000	539,600	120,000
Weighted average number of common shares outstanding-Diluted	17,062,427	14,738,019	16,132,918	7,496,571

Net income (loss) per share:
Basic	(0.04)	(0.07)	(0.20)	(0.31)
Diluted	(0.04)	(0.07)	(0.19)	(0.31)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three and nine months ended September 30, 2018, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 2,783,515 and 2,783,515 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the three and nine months ended September 30, 2017, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 2,366,015 and 2,366,015 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the three and nine months ended September 30, 2018, stock payable representing 539,600 and 539,600 shares were anti-dilutive. For the three and nine months ended September 30, 2017, stock payable representing 120,000 and 120,000 shares were anti-dilutive.

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

In June 2018, the FASB issued “ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard is effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption of the new guidance is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect that the adoption of this standard will have a material effect on its condensed consolidated financial statements.

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at September 30, 2018 and December 31, 2017 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at September 30, 2018 and December 31, 2017 are set forth below in the following table:

	September 30, 2018	December 31, 2017
Unproved leasehold (1)	$979,978	$977,936
Proved leasehold	13,176,778	10,094,760
Properties subject to depletion, net of depletion	306,806	580,158
Exploratory wells – construction-in-progress (1) (2)	-	1,479,282
Total	$14,463,562	$13,132,136

(1)	Not subject to depletion;
(2)	Reclassified from exploratory to properties subject to amortization at September 30, 2018.

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
2018	—	1,636,809		(305,383)	1,331,426
Total	$10,252,568	$6,042,161	$—	$(1,831,167)	$14,463,562

●

In 2017, the Company acquired a 21.62% non-operated working interest with a 17.1% net revenue interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party, and the Company incurred $1,479,282 in well costs. During the nine months ended September 30, 2018, the company incurred an additional $1,607,677 of well costs. At September 30, 2018, the Company’s share total costs for drilling and completing the two wells was $3,086,959. Although these wells produced economic quantities of natural gas liquids and residue gas through September 30, 2018, well completion activities were completed during the nine months ended September 30, 2018, so costs were reclassed from construction-in-progress and to proved properties subject to depletion through September 30, 2018.

●	In 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. During the year ended December 31, 2017, we incurred costs of $1,209,675 in the drilling of this well and $1,352,982 was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and Contingencies for additional information on the lawsuits.

●	In 2017, the Company worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $79,989 in capitalized workover costs associated with these wells. The wells require additional workover and were shut-in in July 2017. The Company recorded asset retirement costs of $291,659 related to Duck Creek wells. During the nine months ended September 30, 2018, we incurred $8,821 in capitalized workover costs associated with these wells.

●	In 2017, the Company incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

●	In 2017, the Company incurred costs of $3,750 related to Springs Project. The Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management it was not in the best interest of the Company to continue exploratory efforts on this speculative play. Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $154,787, during the year ended December 31, 2017.

●	In 2017, the Company incurred costs of $100,191 for exploration and development efforts associated with the proved oil and gas assets in Utah, which were acquired on December 30, 2016, from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets include certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. In connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $(342,804) of imputed interest as debt discount. During the nine months ended September 30, 2018, we incurred cost of $20,000 exploration and development efforts associated with these properties.

●	In 2017, the Company incurred costs of $379,498 for exploration and development efforts associated with numerous unproved oil and gas properties in the Company’s geographic areas of interest, including farmout properties (Paw Paw and Ironwood) and numerous others being evaluated and considered for a prospective acquisition and/or farmout by the Company. During the nine months ended September 30, 2018, we incurred cost of $312 exploration and development efforts associated with these properties.

●	In 2017, we recorded depreciation, depletion and amortization cost related to oil and gas properties of $18,017. During the nine months ended September 30, 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $305,383.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	September 30, 2018	December 31, 2017

Tank	$30,000	$30,000
Vehicle	69,446	69,446
Uinta Basin facilities	170,570
Accumulated depreciation	(531)	(31)
Construction in progress (1)	-	22,087
Total support facilities and equipment, net	$269,485	$121,502

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah, not subject to depreciation. During the months ended September 30, 2018, construction-in-progress was reclassified to Uinta Basin facilities and became eligible for depreciation upon the completion of the construction.

The Company recognized depreciation expense of $147 and $0 during the three months ended September 30, 2018 and 2017, respectively. The Company recognized depreciation expense of $531 and $0 during the nine months ended September 30, 2018 and 2017, respectively.

Office Furniture, Equipment, and Other

As of September 30, 2018 and December 31, 2017, office furniture, equipment, and other consisted of the following:

	September 30, 2018	December 31, 2017
Computer equipment and fixtures	$22,453	$22,453
Accumulated depreciation	(14,230)	(8,632)
Office furniture, equipment, and other, net	$8,223	$13,821

During the three months ended September 30, 2018 and 2017, we recorded depreciation expense of $1,886 and $1,886, respectively. During the nine months ended September 30, 2018 and 2017, we recorded depreciation expense of $5,598 and $5,598, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the nine months ended September 30, 2018 and December 31, 2017.

	For the period ended
	September 30, 2018	December 31, 2017

Beginning asset retirement obligations	$303,327	$291,659
Liabilities established	23,709	—
Accretion expense	9,574	11,668
Ending asset retirement obligations	$336,610	$303,327

Accretion expense for the three months ended September 30, 2018 and 2017 was $3,507 and $2,917, respectively. Accretion expense for the nine months ended September 30, 2018 and 2017 was $9,574 and $8,751,   respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our notes payable as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
9% unsecured note payable due May 6, 2017 (1)	$-	$-
13.5% unsecured note payable due September 8, 2017 (2)	1,050,000	1,050,000
0% unsecured note payable due January 2, 2018 (3)	250,000	250,000
12% unsecured note payable September 30, 2018 (4)	120,629	120,629
0% unsecured note payable due August 6, 2018 (5)	38,000	-
9% unsecured note payable due December 15, 2018(6)	100,000	-
Less: unamortized discount	(18,587)	(2,264)
Total debt	1,540,042	1,418,365
Less: current maturities	1,540,042	1,418,365
Long-term debt, net of current maturities	-	-

At September 30, 2018, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	On December 30, 2016, effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and reclassified the remaining accrued interest of $30,000 as a gain on extinguishment of debt.

(2)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock valued at $46,700. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. On June 30, 2018, we recorded $100,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On July 29, 2018, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate Profit Well with 100,000 shares of restricted common stock valued at $12,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(3)	On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor with 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered into with FirstFire Global Opportunities Fund, LLC. On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire Global Opportunities Fund, LLC, was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the nine months ended September 30, 2018, the Company amortized the remaining $2,264 of such discount to interest expense. At December 31, 2017, $250,000 of principal was outstanding under the Note.

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

(4)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018. On August 22, 2018, the Note Holder agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company agreed to issue the Note Holder 60,000 shares of its restricted common stock. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(5)	On July 19, 2018, the Company borrowed $38,000 from an unaffiliated investor with an original discount of $3,207. The Note recites that it accrues no interest if paid when due and is due and payable on August 6, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 10% per year until paid. In connection with the issuance of this note, the Company issued 300,000 shares for late SEC filing, valued at $36,000. $74 imputed interest was recorded as debt discount. $74 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.05 year. The relative aggregate value of the shares and imputed interest was determined to be $32,793 using the allocation of proceed, $32,793 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. Pursuant to this Note, the investor shall be assigned an undivided two percent (2%) overriding royalty of all oil, gas, and other minerals and hydrocarbons produced, saved, and sold from each well now or hereinafter located on certain leases and wells owned by the Company. On August 23, 2018, the lender agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate the lender with 15,000 shares of restricted common stock valued at $1,950. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). During the nine months ended September 30, 2018, the Company amortized the remaining $38,000 of such discount to interest expense. At September 30, 2018, $38,000 of principal was outstanding under the Note.

(6)	On September 14, 2018, the Company borrowed $100,000 from an unaffiliated investor, bearing an interest rate of 9% per annum and with a maturity date of December 15, 2018. In connection with the issuance of this note, the Company issued 250,000 shares of its common stock, valued at $22,500, which was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the nine months ended September 30, 2018, the Company amortized $3,913 of such discount to interest expense. At September 30, 2018, unamortized debt discount was $18,587 and $100,000 of principal was outstanding under the Note.

During the three months ended September 30, 2018 and 2017, respectively, we incurred $132,767 and $23,626 of interest expense, including amortization of discount of $43,194 and $1,132 and shares issued for extension of $21,676 and $0, respectively. During the nine months ended September 30, 2018 and 2017, respectively, we incurred $359,202 and $71,571 of interest expense, including amortization of discount of $45,458 and $1,132 and shares issued for extension of $68,376 and $0 and penalty of $100,000 and $0, respectively.

Note 7 – Notes Payable - Related Party

	September 30, 2018	December 31, 2017
13.25% unsecured note payable due May 5, 2017 (1)	$1,250,000	$1,250,000
0% unsecured note payable due September 30, 2018 (2)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (2)	-	(114,268)
Total debt	7,250,000	7,135,732
Less: current maturities	7,250,000	7,135,732
Long-term debt, net of current maturities	$-	$-

(1)	Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to have accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities.

On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock valued at $58,375. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. On June 30, 2018, we recorded $125,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). The Company and Berwin are in ongoing discussions to extend the term of this Note and the Company believes it will either extend, rework or repay the obligation to the satisfaction of Berwin. On July 29, 2018, Berwin agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate Berwin with 100,000 shares of restricted common stock valued at $12,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On December 30, 2016, in connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $342,804 of imputed interest as debt discount.

During the three months ended September 30, 2018 and 2017, respectively, we incurred $54,534 and $99,668 of interest expense, including amortization of discount of $0 and $57,143 and shares issued for extension of $12,000 and $0, respectively. During the nine months ended September 30, 2018 and 2017, respectively, we incurred $435,859 and $295,306 of interest expense, including amortization of discount of $114,268 and $171,402 and shares issued for extension of $70,375 and $0, and penalty of $125,000 and $0, respectively.

Note 8 – Convertible Note Payable

	September 30, 2018	December 31, 2017
10% convertible note payable due May 10, 2018 (1)	$50,000	$50,000
8% convertible note payable due August 16, 2018 (2)	117,500	267,500
13.5% convertible note payable due February 11, 2020 (3)	44,000	-
Less: unamortized debt discount on convertible notes (1)(2)(3)	(13,500)	(224,228)
Total debt	198,000	93,272
Less: current maturities	167,500	93,272
Long-term debt, net of current maturities	$30,500	$-

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to May 10, 2018, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 17, 2018, the note holder agreed to defer repayment of this note to December 15, 2018, the Company agreed to compensate the note holder with 50,000 shares of restricted common stock valued at $4,500. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On November 17, 2017, the Company issued to FirstFire Global Opportunities Fund, LLC, (“FirstFire”) an unaffiliated investor, a senior convertible promissory note in the principal amount of $267,500 and received proceeds of $250,000 before giving effect to certain transactional costs including legal fees. As part of this transaction the Company also issued (i) warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and (ii) 60,000 shares of the Company’s restricted common stock. This note accrues interest of 8% per annum and is due and payable on August 17, 2018. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of the lower of (i) $0.665 per share or (ii) 50% of the lowest per share market values during the twenty (20) trading days immediately preceding a conversion date. If the lowest traded price of the Common Stock is less than the Conversion Price on the date following the Conversion Date on which the Holder actually receives from the Company, then the Conversion Price shall be deemed to have been retroactively adjusted, as of the Conversion Date, to a price equal to 75% multiplied by the lowest closing price of the Common Stock on the Free Trading Shares Receipt Date. This note is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of this note will be used for general corporate and working capital purposes. The aggregate relative fair value of the warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. Fair value of 60,000 shares of common stock was determined to be $18,250 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $288,964, of which $67,964 was expensed immediately to interest expense. $288,964 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The aggregate value of the original debt discount, warrant, conversion feature and 60,000 shares of common stock of $267,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. As of December 31, 2017, Company accounted for the conversion feature as a derivative valued at $458,387 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.6 year. As of September 30, 2018, Company accounted for the conversion feature as a derivative valued at $454,444 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.07 year. On June 6, 2018, the Company made a principal payment in the amount of $100,000. Furthermore, the Company agreed to pay the remaining balance of $229,025 on or before thirty-five (35) days from June 5th, 2018. The Note may be converted if the Note Balance is not paid on or before thirty-five (35) days from June 5th 2018. FirstFire agreed that the Note is not in default. As consideration for agreeing to provide the Company with this extension of time to pay, the Company issued the investor 150,000 shares of restricted common stock, valued at $30,000. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire, was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 6, 2018, the Company agreed to make a principal payment in the amount of $50,000. Furthermore, the Company agreed to settle the debt for $210,000 on or before October 26, 2018, as consideration of extension, the Company issued 100,000 shares of common stock, at $9,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 13, 2018, the Company agreed to issue an additional 250,000 shares of common stock for an extension, valued at $11,250. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(3)	On August 11, 2018, the Company borrowed $44,000 from an unaffiliated investor, bearing an interest rate of 12.5% per annum and with a maturity date of February 11, 2020. As part of this transaction the Company also issued (i) warrants having a 24-month term, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.665 per share and (ii) 44,000 shares of the Company’s restricted common stock. The Note agreements give the lender the right to convert the loan amounts due into common stock at a fixed conversion price of $0.20. The aggregate relative fair value of the warrant was determined to be $9,035 on August 11, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 221%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2 year. Fair value of 44,000 shares of common stock was determined to be $5,280 using market price. The aggregate value of the warrant and 44,000 shares of common stock of $14,315 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. During the nine months ended September 30, 2018, the Company amortized the $815 of such discount to interest expense. At September 30, 2018, unamortized debt discount was $13,500 and $44,000 of principal was outstanding under the Note.

During the three months ended September 30, 2018 and 2017, respectively, the Company incurred $67,185 and $1,680 of interest expense, including amortization of discount of $9,386 and $0 and shares issued for note extension of $24,750 and $0, respectively. During the nine months ended September 30, 2018 and 2017, respectively, the Company incurred $374,266 and $1,959 of interest expense, including amortization of discount of $255,043 and $0 and shares issued for note extension of $24,750 and $0, respectively.

The following table reconciles, for the period ended September 30, 2018, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2017	$458,387
Additions related to embedded conversion features of convertible debt issued
Change in fair value of conversion features	195,760
Reductions in fair value due to principal repayments	(199,703)
Balance of embedded derivatives at September 30, 2018	$454,444

Note 9 – Common Stock

On June 5, 2018, the Company issued to FirstFire 150,000 shares of restricted common stock for an extension of their note originally issued November 17, 2017 in the amount of $267,500 (see Note 8). These shares were valued at $30,000.

From June 21, 2018 to June 23, 2018 four (4) officers and directors of the Company agreed to convert $566,300 of accrued wages and fees into 3,836,111 shares of restricted common stock, valued at $774,737. We recorded $208,437 as loss on extinguishment of debt.

During the nine months ended September 30, 2018, the Company agreed to issue Berwin an aggregate 350,000 shares of restricted common stock for an extension of their note originally issued January 5, 2017 in the amount of $1,250,000 (see Note 7). These shares were valued at $70,375.

During the nine months ended September 30, 2018, the Company issued Profit Well 400,000 shares of restricted common stock for an extension of their note originally issued August 10, 2017 in the amount of $1,050,000 (see Note 6). These shares were valued at $106,700. 100,000 of these shares were authorized during 2017.

During the nine months ended September 30, 2018, the Company agreed to issue a third party an aggregate of 659,000 shares of restricted common stock in connect with new notes and extensions of their notes (see Note 6 and 8). These shares were valued at $70,230. 105,000 shares of common stock were authorized but not issued as of December 31, 2017. 409,400 shares of common stock were issued during nine months ended September 30, 2018. As of September 30, 2018, 354,600 shares of common stock were authorized but not issued. 105,000 shares of common stock were authorized but not issued as of December 31, 2017.

On August 22, 2018, the Company agreed to issue a third party 60,000 shares of restricted common stock to extend maturity date of a promissory note issued on November 1, 2017. As of September 30, 2018, 60,000 shares of common stock were authorized not issued.

On September 13, 2018, the Company agreed to issue 125,000 shares of restricted common stock to FirstFire to defer the expiration date of their notes. As of September 30, 2018 these shares were not yet issued.

As of September 30, 2018, the Company had 20,146,138 shares of common stock issued and outstanding and an additional 539,600 shares of common stock committed to be issued. The total shares of issued and committed to be issued common shares at September 30, 2018 was 20,685,738.

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

On August 11, 2018, the Company issued an unaffiliated investor warrants to purchase 100,000 shares of common stock at a strike price of $0.665 per share expiring in 24 months, in connection with a convertible promissory note in the principal amount of $44,000. The aggregate relative fair value of the warrant was determined to be $9,035 on August 11, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 221%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2 year.

The following table summarizes all stock warrant activity for the nine months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,683,515	$1.56	2.65
Granted	100,000	0.67	1.87
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2018	2,783,515	$1.48	1.90
Exercisable, September 30, 2018	2,783,515	$1.48	1.90

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

During the three months ended September 30, 2018 and 2017, we recorded $244,576 and $244,576 option expense. During the nine months ended September 30, 2018 and 2017, we recorded $725,752 and $571,563 option expense. As of September 30, 2018, the unamortized option expense was $1,061,066.

The following table summarizes all stock option activity for the nine months ended September 30, 2018:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,050,000	$2.21	6.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2018	2,050,000	$2.21	5.51
Exercisable, September 30, 2018	1,350,000	$2.33	5.71

Note 10– Other Related Party Transactions

Wilshire Energy Partners, LLC

Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. During the nine months ended September 30, 2018 and 2017, Wilshire advanced the Company $181,083 and $0 for operating purposes and the Company repaid $43,176   and $0, respectively.

As of September 30, 2018 and December 31, 2017, total amount due to officers and directors were $635,789 and $362,714.

From June 21, 2018 to June 23, 2018 four (4) officers and directors of the Company agreed to convert $566,300 of accrued wages and fees into 3,836,111 shares of restricted common stock.

Note 11 – Commitments and Contingencies

Contractual Obligations

Operating Leases

Effective May 1, 2017, the Company entered into a 39-month lease, expiring July 31, 2020, for its Denver, Colorado, corporate office at a total rental of approximately $10,051 per month. During the three months and nine months ended September 30, 2018 and 2017, the Company paid $25,801 and $25,801 and $8,931 and $8,931 for its Denver office space, redeemed unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments of $5,267 and $22,907 and $0 and $0, respectively and recorded $5,267 and $22,907 and $0 and $0 as other income, respectively. The lease was terminated on September 1, 2018.

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston, Texas, to support the division’s staff, at a monthly rental amount of $2,298. On March 27, 2018, the Company closed that office. During the three months and nine months ended September 30, 2018 and 2017, the Company accrued $6,492 and $12,859 and $4,596 and $4,596 in rent expense and paid $0 and $0 and $4,596 and $4,596 for its Houston office space.

The Company leases a copier at monthly rental of $135 through September 23, 2020, for its Denver, Colorado, office. During the three months and nine months ended September 30, 2018, the Company accrued $405 and $1,215 and paid $0 and $0 in rental for the copier.

Information regarding all the Company’s contractual lease obligations, at September 30, 2018, is set forth in the following table.

Operating Leases

2018 (3 Months)	$405
2019	1,620
2020	1,215
Total	$3,240

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through September 30, 2018, noted below in accordance with Auditing Standard 2801.03.

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

Graco had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,964.59 to Graco. The first payment due on May 9, 2018, has already been made to the judgment holder. The second payment of $32,792.92 is due on July 9, 2018; the third payment of $32,792.92 is due on September 9, 2018; the fourth payment of $32,792.92 is due on November 9, 2018; and fifth and final payment of $32,792.92 is due on January 9, 2019. If any of the above payments are not made when due, Grace will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any default under the settlement agreement, other than making the first payment described above. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement. TEO made its third payment of $32,793 on September 11, 2018, within the 10-day cure period provided in the settlement agreement. TEO also made its fourth payment of $32,793 on November 15, 2018.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of September 30, 2018, we recorded $9,368.45 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

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

A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting their petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner. No further action filed in this matter as of the date of this current quarterly report.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. As of September 30, 2018, we recorded $57,570.33 of prejudgment interest expense. On July 27, 2018, FPOI was cited to appear through its authorized representative, B.P. Allaire, in Open Court, on 27th of July at 9:00 a.m. to be examined as a Judgment Debtor. FPOI was ordered to produce at the above time and place all the books, papers and other documents so requested in the petition. FPOI inadvertently failed to appear at this hearing and is currently seeking to reschedule this hearing.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings. No further action filed in this matter as of the date of this current quarterly report.

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

As of September 30, 2018, we recorded $9,451.51 of prejudgment interest expense.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current quarterly report. As of September 30, 2018, we recorded $3,906.90 of prejudgment interest expense.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current quarterly report. As of September 30, 2018, we recorded $8,460 of prejudgment interest expense.

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

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current quarterly report.

Zealous Energy Services, LLC vs. Foothills Petroleum Operating, Inc. (Docket No. 086708 Div. C 16th Judicial District Court, Parish of St. Martin, Louisiana)

On September 28, 2018, the Court after reviewing the record of these proceedings, found the law and evidence supported Plaintiff’s demands and, without holding a hearing, ruled as follows: the Court ordered, adjudged and decreed that a money judgement be rendered in favor of Zealous Energy Services, LLC and against Foothills Petroleum Operating, Inc. in the full and true amount of $53,026.58, plus interest at the judicial interest rate of 5% per annum from January 24, 2018, the date of judicial demand, until finally paid, plus attorney’s fees of $1,260.00 and all cost.

As of September 30, 2018, and December 31, 2017, the balance of other liabilities was $249,851 and $305,935, respectively. During the three months ended September 30, 2018 and 2017, we recorded $22,826 and $0 in other liabilities. During the nine months ended September 30, 2018 and 2017, we recorded $42,295 and $0 in other liabilities.

Note 12 – Subsequent Events

Issuance of restricted shares of common stock to service providers

On October 9, 2018, the Board of Directors of the Company approved and authorized an aggregate of 540,000 shares of common stock to various service providers for their continued service and additional attention rendered to the Company.

Execution of Non-binding Letter of Intent

On October 31, 2018, Foothills Exploration, LLC, an indirect subsidiary of the Company, signed a non-binding letter of intent to acquire certain producing natural gas properties in Wyoming. The properties cover approximately 18,000 gross acres with the majority of the acreage held by stripper gas production. Closing of this transaction is subject to (i) completion of due diligence currently under way, (ii) negotiation and execution of definitive acquisition agreements, (iii) availability of adequate financing, and (iv) other customary closing conditions.

Extension of New Credit

8% secured note with a 1,250 BOE Volumetric Production Payment due October 22, 2019

On October 22, 2018, the Company issued a term sheet to an unaffiliated investor for a promissory note in the principal amount of $50,000.00 with a Volumetric Production Payment (“VPP”) equal to 1,250 barrels of oil equivalent (“BOE”). The Note has a maturity date of October 22, 2019, with the Principal and accrued unpaid interest due in full at Maturity. VPP will be made after deduction of 20% royalties due to mineral owners, paid within the term on the Note and at the discretion of the Company as to amount and volume; provided, however, that the VPP for any month shall not be less than 5% of the month’s total crude oil sales. Payment may be made “in-kind” at the election of the Investor. If election is made by Investor to be paid “in-kind,” then Investor shall bear responsibility for paying mineral owner royalties due on said “in-kind” payments. All VPP’s to be made from the production of the Company’s operating subsidiaries, Foothills Exploration Operating, Inc. and Tiger Energy Operating, LLC, from the well bores of the Company’s Duck Creek wells, subject to the terms of the Leases covering such wells. Such VPP will continue until paid in full, regardless of payment in full of the Note and shall be secured by the assets. In the event that the West Texas Intermediate (WTI) crude oil market price closes below USD $40.00 per barrel for 10 consecutive trading days, the Investor shall be allocated a revised VPP equal to 2 times the remaining VPP barrels left over at that time.

Pursuant to this Note, the investor shall be assigned an un undivided one-half percent (0.5%) overriding royalty interest (“ORRI”) in all oil, gas and other minerals produced, saved, and marketed from each well now or hereinafter located on wells owned by the Company, subject to the terms of the Leases covering such wells. Upon any default in payment of principal hereunder, the Company shall pay interest on the principal balance of this Note then outstanding and on the accrued but unpaid interest from the date of such default until such default is cured and the Note paid in full at the rate of Fifteen Percent (15%). The Company agreed to issue the investor 200,000 shares of the Company’s restricted common stock as additional consideration for entering into the Note with the Company. Pursuant to this Note, Investor has the right to participate in any future offering by the Company for a period of twelve (12) months for an amount equal to the principal amount detailed in this Term Sheet. So long as the Note is outstanding, if the Company enters into a subsequent financing with another individual or entity (a third party) on terms that are more favorable to that third party, the agreements between the Company and the investor shall be amended to include such better terms.

12% unsecured convertible note with 10% original issue discount due May 1, 2019

On November 1, 2018, the Company entered into a loan transaction with an unaffiliated investor (“Holder”), which funded and closed on November 5, 2018. The Company issued the lender a convertible promissory note (“Note”) dated November 1, 2018, in the principal amount of $380,000 with an original issue discount of 10% and received proceeds of $342,000, before giving effect to certain transactional costs including legal fees on November 5, 2018. As part of this transaction the Company also issued (i) 650,000 shares of the Company’s restricted common stock and two tranches of warrants : (ii) tranche 1 are warrants having a 5-year term to purchase 687,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option and (ii) tranche 2 are warrants having a 5-year term to purchase 2,062,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option. Tranche 2 warrants may be redeemed by the Company for $20,000 (“Call Payment”) beginning on the date of issuance, November 1, 2018, and ending on the date which is 180 calendar days following the issuance date (the “Call”). If Company exercises the Call, then the Company shall make the Call Payment to the Holder within five business days of the date that the Company exercises the Call. If the Call Payment is not made within the required time frame, then the Company will lose its right to exercise the Call for the tranche 2 warrants.

The Note accrues interest at 12% per year, and is due and payable on May 1, 2019 (“Maturity Date”). The Company may prepay the Note without prepayment penalty if prepaid during the first 180 days following issuance date. No prepayment is permitted after the initial 180 days from issuance. The warrants are subject to adjustment in certain events such as forward or reverse stock splits or if subsequent financings are at terms that are more favorable to persons in subsequent issuances of securities. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price equal to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the latest complete trading day prior to the date of this Note and (ii) the alternate conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” means 50% multiplied by the Market Price. “Market Price” means the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Should Holder exercise its conversion rights upon terms provided within the Note, the interests of our shareholders may be materially diluted and a change in control could occur. Net proceeds obtained in this transaction were used to retire its outstanding loan obligation to FirstFire Global Opportunities Fund, LLC, and for general corporate and working capital purposes. No broker-dealer or placement agent was retained or involved in this transaction.

The transaction documents contain additional terms and provisions, representations and warranties, including further provisions covering conversions of debt, remedies on default, venue, and governing law. The summary of the transactions described in this current quarterly report is qualified in its entirety by reference to the Securities Purchase Agreement, the Convertible Promissory Note and Forms of Warrants, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 respectively, to the Form 8-K filed on November 13, 2018.

Retirement of 8% convertible promissory note due August 17, 2018

On November 6, 2018, the Company made a payment of $220,000 to FirstFire Global Opportunities Fund, LLC, representing a final and completed settlement of the Company’s outstanding obligations pursuant to the convertible promissory note dated November 17, 2017.

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

Effective August 28, 2017, the Company acquired a 21.6% working interest, with a 17.1% net revenue interest, in two (2) exploratory, horizontal wells in Uintah County, Utah, from an undisclosed party. These wells were drilled through an existing wellbore into an unproved reservoir. Both wells are operated by EOG Resources, Inc. (NYSE: EOG) (“EOG”). At September 30, 2018, total well costs for our working interest share in both wells amounted to $3,409,462. These wells align with the Company’s overall growth strategy for the basin and provide us with the ability to gain insight from a world-class operator. The Stagecoach 111-20H and Stagecoach 117-20H horizontal wells both commenced producing natural gas liquids, and residue gas in commercial quantities in December 2017, despite the wells having not yet been completed. These two successful horizontal wells are expected to generate production and net cash flow for the Company subject to the Company’s payment to EOG of the Company’s share of costs incurred in the drilling and completion of the wells.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through September 30, 2018, has a working capital deficit at September 30, 2018, of $15,392,166, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue

The following table summarizes our revenues from commodity sales during the three months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30,			Percentage
	2018	2017	Difference	Change

Revenues
Oil	$16,931	$573	$16,358	2,855%
Natural gas	126	-	126	100%
Natural gas liquids	112,419	-	112,419	100%
Residue Gas	453,543	-	453,543	100%
Total	$583,019	$573	$582,446	101,649%

Sales volumes
Oil (Bbls)	233	6	228	4,092%
Natural gas (MCF)	73	3	70	2,437%
Natural gas liquids (Bbls)	3,708	-	3,708	100%
Residue Gas (MCF)	179,835	-	179,835	100%
Total BOE	33,914	6	33,908	608,731%
Total BOE/D	373	0	92.90	151,766%

Average prices
Oil (per Bbl)	$72.52	$102.87	$(30.35)	-30%
Natural gas (per MCF)	1.73	-	1.73	100%
Natural gas liquids (per BOE)	30.32	-	30.32	100%
Residue gas (per MCF)	2.52	-	2.52	100%
Total per BOE	$17.19	$102.87	$17.18	17%

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and 2017, are set forth in the table below.

	Three Months Ended
	September 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense (1)	$453,299	$-	$453,299	100%
Production and ad valorem taxes (2)	9,361	-	9,361	100%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	96,745	66,928	29,817	45%
General and administrative expense (4)	664,957	851,526	(186,569)	-22%
Total operating expenses	$1,224,362	$918,454	$305,908	33%

1)	Stagecoach wells producing in second quarter of 2018 which had not been drilled in Q3 of 2017.
2)	Stagecoach wells producing in second quarter of 2018 which had not been drilled in Q3 of 2017.
3)	Q3 2017 impairment of $45,419. Q1 2018 DD&A exceeds Q1 2017 DD&A of $75,236 due to addition of Stagecoach wells which had not been drilled in Q3 of 2017.
4)	Reduction of activities during Q3 2018.

Operating expenses expressed in BOE for the three months ended September 30, 2018 and 2017 are set forth in the table below:

	Three Months Ended
	September 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense	$13.37	$-	$13.37	100%
Production and ad valorem taxes	0.28	-	0.28	100%
Depletion, depreciation, amortization, accretion, and impairment expense	2.85	12,015.22	(12,012.37)	-100%
General and administrative expense	19.61	152,869.82	(152,850.21)	-100%
Total operating expenses	$36.10	$164,885.04	$(164,848.93)	-100%

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017, was $254,486 and $127,891, respectively. The increase in interest expense is primarily attributed to additional compensation related to notes payable extension during the three months ended September 30, 2018.

Gain on Change in Derivative Value

Gain on change in derivative value for the three months ended September 30, 2018 and 2017, was $114,474 and $0, respectively. The change in derivative value is primarily attributed to an additional convertible note entered into during November 2017.

Other Income

Other income for the three months ended September 30, 2018 and 2017, was $2,500 and $0, respectively. The increase in other income is primarily attributed to a sell of furniture during Q3 2018.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended September 30, 2018 and 2017, was $54,951 and $48,407, respectively. The increase in loss on extinguishment of debt is primarily attributed common stock shares for reduction of officers and directors’ accrued wage issued below market price.

Net Loss

As a result of the foregoing, our net loss for the three months ended September 30, 2018, was $723,904 ($0.04) per basic and diluted common share). Our net loss for the three months Ended September 30, 2017, was $997,365 ($0.07) per basic and diluted common share).

Nine months ended September 30, 2018 compared to Nine months ended September 30, 2017

Revenue

The following table summarizes our revenues from commodity sales during the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,			Percentage
	2018	2017	Difference	Change

Revenues
Oil	$35,928	$99,527	$(63,599)	-64%
Natural gas	252	-	252	100%
Natural gas liquids	294,660	-	294,660	100%
Residue Gas	1,540,087	-	1,540,087	100%
Total	$1,870,927	$99,527	$1,771,400	1780%

Sales volumes
Oil (Bbls)	572	1,715	(1,143)	-67%
Natural gas (MCF)	199	3	196	6841%
Natural gas liquids (Bbls)	12,419	-	12,419	100%
Residue Gas (MCF)	630,620	-	630,620	100%
Total BOE	118,095	1,715	116,379	6786%
Total BOE/D	433	6	318.85	5075%

Average prices
Oil (per Bbl)	$62.76	$58.03	$4.73	8%
Natural gas (per MCF)	1.27	-	1.27	100%
Natural gas liquids (per BOE)	23.73	-	23.73	100%
Residue gas (per MCF)	2.44	-	2.44	100%
Total per BOE	$15.84	$58.03	$15.22	26%

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 and 2017, are set forth in the table below.

	Nine Months Ended
	September 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense (1)	$1,287,353	$-	$1,287,353	100%
Production and ad valorem taxes (2)	13,267	-	13,267	100%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	321,056	1,392,777	(1,071,721)	-77%
General and administrative expense (4)	2,015,042	2,792,233	(777,191)	-28%
Total operating expenses	$3,636,718	$4,185,010	$(548,292)	-13%

1)	Stagecoach wells producing in the nine months ended September 30, 2018 which had not been drilled in the period ended September 30, 2017.
2)	Stagecoach wells producing in the nine months ended September 30, 2018 which had not been drilled in the period ended September 30, 2017.
3)	During the nine months ended September 30, 2017 impairment of $1,328,637. The nine months ended September 30, 2018 DD&A exceeds the period ended September 30, 2017 of $256,916 due to addition of Stagecoach wells which had not been drilled in the nine months ended September 30, 2017.
4)	Reduction of activities during the nine months ended September 30, 2018.

Operating expenses expressed in BOE for the nine months ended September 30, 2018 and 2017 are set forth in the table below:

	Nine Months Ended
	September 30,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense	$10.90	$-	$10.90	100%
Production and ad valorem taxes	0.11	-	0.11	100%
Depletion, depreciation, amortization, accretion, and impairment expense	2.72	812.07	(809.35)	-100%
General and administrative expense	17.06	1,628.04	(1,610.98)	-99%
Total operating expenses	$30.79	$2,440.11	$(2,409.32)	-99%

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017, was $1,169,327 and $377,566, respectively. The increase in interest expense is primarily attributed to additional compensation related to notes payable extension during the nine months ended September 30, 2018.

Gain on Change in Derivative Value

Gain on change in derivative value for the nine months ended September 30, 2018 and 2017, was $195,760 and $0, respectively. The change in derivative value is primarily attributed to an additional convertible note entered into during November 2017.

Other Income

Other income for the nine months ended September 30, 2018 and 2017, was $25,407 and $0, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the nine months ended September 30, 2018.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended September 30, 2018 and 2017, was $8,734 and $48,407, respectively. The increase in loss on extinguishment of debt is primarily attributed common stock shares for reduction of officers and directors’ accrued wage issued below market price.

Net Loss

As a result of the foregoing, our net loss for the nine months ended September 30, 2018, was $1,348,414 ($0.20) per basic and diluted common share). Our net loss for the nine months ended September 30, 2017, was $329,159 ($0.60) per basic and diluted common share).

Liquidity and Capital Resources

Overview

As of September 30, 2018, the Company had a working capital deficit of $15,392,166. As of December 31, 2017, the Company had a working capital deficit of $12,784,813. The increase of $2,607,353, in the working capital deficit was attributable as follows:

Decrease in current assets of which $15 was decreased cash	$120,443
Increase in accounts payable and accrued liabilities	1,712,472
Increase in accounts payable and accrued liabilities – related party (1)	524,291
Increase in current portion of notes payable and convertible notes payable	195,905
Increase in current portion of notes payable and convertible notes payable – related party	114,268
Decrease in derivative liabilities	(3,943)
Decrease in contingent liabilities primarily associated with legal proceedings	(56,083)
Sum of changes in working capital	$2,607,353

(1)	Accrued payable to management for unpaid compensation of $497,882.

Cash, Cash equivalents, restricted cash and Accounts Receivable

As of September 30, 2018, the Company had cash of 540, compared to $555 at December 31, 2017.

As of September 30, 2018, the Company has restricted cash of $120,000, compared to $240,000 at December 31, 2017.

As of September 30, 2018, the Company had accounts receivable of $889, compared to $32,671 at December 31, 2017. This decrease in accounts receivable is due primarily to netting account receivable to accounts payable related to EOG resource.

Liabilities

As of September 30, 2018, the outstanding balance of principal and accrued interest on debt net of debt discount was $8,988,042 a net increase of $340,673 from the outstanding balance of $8,647,369 as of December 31, 2017. This net increase was due to accrued interest on notes payable and amortization of debt discount.

Accounts payable and accrued expenses increased by $2,236,763 to $5,897,832 at September 30, 2018, from $3,661,069 at December 31, 2017. Included in accounts payable and accrued expenses are $635,789 and $362,714 as of the September 30, 2018 and December 31, 2017, respectively, primarily associated with accrued payable to management for unpaid compensation. These unpaid liabilities are aged from 1 days to 545 days, and the Company lacks the liquidity to pay them until it obtains additional capital.

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

Operating Activities

During the nine months ended September 30, 2018 and 2017, the Company used $116,015 and used $1,785,870 of cash in operating activities, respectively. Non-cash adjustments included $0 and $1,328,736 related to assets written off, $725,753 and $848,683 related to stock compensation expense, $(14,487) and $15,497 in deferred rent, $416,693 and $172,534 related to amortization of debt discount, $321,056 and $64,140 in depreciation, depletion, amortization and accretion, common stock and warrants issued for inducement of the note extension of $161,575 and $0, extinguishment of debt of $8,734 and $(48,407), change in derivative liabilities of $195,760 and $0, and net changes in operating assets and liabilities of $1,183,104 and $247,688, respectively.

Investing Activities

During the nine months ended September 30, 2018 and 2017, respectively, $0 and $1,814,435 net cash was used in investing activities, a decrease of $1,814,435. This decrease is primarily due to lack of operation funds.

Financing Activities

During the nine months ended September 30, 2018 and 2017, $(4,000) and $2,870,000 net cash used and provided by financing activities, a decrease of $2,866,000. This change is primarily due to notes payable entered into during January 2017 and $100,000 repayment to convertible notes payable made during nine months ended September 30, 2018.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, the Company’s management has concluded that as of September 30, 2018, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

The Company has identified the following factors that have led management to determine that material weaknesses exist in the Company’s internal control over financial reporting as of September 30, 2018:

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

At September 30, 2018, our indirect subsidiaries were parties to the following contested matters:

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

Graco had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,964.59 to Graco. The first payment due on May 9, 2018, has already been made to the judgment holder. The second payment of $32,792.92 is due on July 9, 2018; the third payment of $32,792.92 is due on September 9, 2018; the fourth payment of $32,792.92 is due on November 9, 2018; and fifth and final payment of $32,792.92 is due on January 9, 2019. If any of the above payments are not made when due, Grace will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any default under the settlement agreement, other than making the first payment described above. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement. TEO made its third payment of $32,793 on September 11, 2018, within the 10-day cure period provided in the settlement agreement. TEO also made its fourth payment of $32,793 on November 15, 2018.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of September 30, 2018, we recorded $9,368.45 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

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

A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting their petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner. No further action filed in this matter as of the date of this current quarterly report.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. On July 27, 2018, FPOI was cited to appear through its authorized representative, B.P. Allaire, in Open Court, on 27th of July at 9:00 a.m. to be examined as a Judgment Debtor. FPOI is ordered to produce at the above time and place all the books, papers and other documents so requested in the petition. FPOI inadvertently failed to appear at this hearing and is currently seeking to reschedule this hearing. As of September 30, 2018, we recorded $57,570.33 of prejudgment interest expense.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings. No further action filed in this matter as of the date of this current quarterly report.

Canal Petroleum Products, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-6574; DIV. C – 15TH Judicial District Court, Lafayette Parish, Louisiana)

This case was filed on November 14, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $35,981 for unpaid accounts in connection with its drilling of the Labokay test well.

On January 25, 2018, a default judgment was entered against FPOI in the amount of $35,981 inclusive of interest as of September 6, 2017; plus, finance charges to accrue after September 6, 2017, of one and one-half percent per month (18% per annum) until paid on the unpaid principal amount of $32,956; plus, legal fees of $8,239 together with related court costs. As of September 30, 2018, we recorded $9,451.51 of prejudgment interest expense.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current quarterly report. As of September 30, 2018, we recorded $3,906.90 of prejudgment interest expense.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current quarterly report. As of September 30, 2018, we recorded $8,460 of prejudgment interest expense.

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

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current quarterly report.

Zealous Energy Services, LLC vs. Foothills Petroleum Operating, Inc. (Docket No. 086708 Div. C 16th Judicial District Court, Parish of St. Martin, Louisiana)

On September 28, 2018, the Court after reviewing the record of these proceedings, found the law and evidence supported Plaintiff’s demands and, without holding a hearing, ruled as follows: the Court ordered, adjudged and decreed that a money judgement be rendered in favor of Zealous Energy Services, LLC and against Foothills Petroleum Operating, Inc. in the full and true amount of $53,026.58, plus interest at the judicial interest rate of 5% per annum from January 24, 2018, the date of judicial demand, until finally paid, plus attorney’s fees of $1,260.00 and all cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 5, 2018, the Company issued to FirstFire Global Opportunities Fund, LLC, 150,000 shares of restricted common stock for an extension of their note originally issued on November 17, 2017 in the amount of $267,500 (see Note 8). These shares were valued at $30,000.

From June 21, 2018 to June 23, 2018 four (4) officers and directors of the Company agreed to convert $566,300 of accrued wages and fees into 3,836,111 shares of restricted common stock.

During the nine months ended September 30, 2018, the Company agreed to issue Berwin aggregate 350,000 shares of restricted common stock for an extension of their note originally issued January 5, 2017 in the amount of $1,250,000 (see Note 7). These shares were valued at $70,375.

During the nine months ended September 30, 2018, the Company issued Profit Well 400,000 shares of restricted common stock for an extension of their note originally issued August 10, 2017 in the amount of $1,050,000 (see Note 6). These shares were valued at $106,700. 100,000 of these shares were authorize during 2017.

During the nine months ended September 30, 2018, the Company agreed to issue a third party aggregate of 659,000 shares of restricted common stock in connect with new notes and extensions of their notes (see Note 6 and 8). These shares were valued at $70,230. 105,000 shares of common stock were authorized not issued as of December 31, 2017. 409,000 shares of common stock were issued during nine months ended September 30, 2018. As of September 30, 2018, 354,600 shares of common stock were authorized not issued. 105,000 shares of common stock were authorized not issued as of December 31, 2017.

On August 22, 2018, the Company agreed to issue a third party 60,000 shares of restricted common stock to extend maturity date of a promissory note issued on November 1, 2017. As of September 30, 2018, 60,000 shares of common stock were authorized not issued.

On September 13, 2018, the Company agreed to issue 125,000 shares of restricted common stock to FirstFire to defer the expiration date of their notes. As of September 30, 2018 these shares were not yet issued.

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

FOOTHILLS EXPLORATION, INC.

Dated: November 19, 2018	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

