Form 10-K
period 2018-12-31
FOOTHILLS EXPLORATION, INC.
filed 2019-04-16
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-190836

FOOTHILLS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3439423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10940 Wilshire Blvd., 23rd Floor Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(424) 901-6655

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

On June 30, 2018, 4,514,022 shares of common stock were held by non-affiliates and had an aggregate value of $857,664 based on the average closing bid and ask of $0.19 per share as reported by the OTCQB market.

As of April 12, 2019, there were 23,610,738 shares of common stock outstanding.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.foothillspetro.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Foothills Exploration, Inc., 10940 Wilshire Blvd., 23rd Floor, Los Angeles, California, 90024.

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

Prior to the Share Exchange, the Company had minimal assets and recognized no revenues from operations and were accordingly classified as a shell company. On June 24, 2016, the Company filed an Amendment No. 1 to its Current Report on Form 8-K originally filed on June 10, 2016, indicating that they were no longer a shell company as defined by Rule12b-2 of the Exchange Act. In light of the closing of the Share Exchange, the Company became actively engaged in oil and gas operations.

On August 4, 2016, the Financial Industry Regulatory Association (“FINRA”) approved our name change from Key Link Assets Corp. to Foothills Exploration, Inc., and a change of trading symbol from KYLK to FTXP.

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston to support the division’s staff. That division consisted of geologists and petroleum engineers engaged in the exploration and development of hydrocarbons who were tasked with building a portfolio of high impact exploration projects in the Gulf Coast region. On March 27, 2018, the Company closed this office.

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

Effective August 28, 2017, the Company acquired a 21.6% working interest, with a 17.1% net revenue interest, in two (2) exploratory, horizontal wells in Uintah County, Utah, from an undisclosed party. These wells were drilled through an existing wellbore into an unproved reservoir. Both wells are operated by EOG Resources, Inc. (NYSE: EOG) (“EOG”). The Company incurred $3,347,776 in total well costs for our working interest. Of those total costs, we incurred $1,479,406 during 2017. These wells align with the Company’s overall growth strategy for the basin and provide us with the ability to gain insight from a world-class operator. The Stagecoach 111-20H and Stagecoach 117-20H horizontal wells both commenced producing natural gas liquids, and residue gas in commercial quantities in December 2017, and the wells were completed during Q2 2018. The Company recorded net revenues of $1,287,638 during 2018 from our working interest in both wells.

The Company’s principal office is located at 10940 Wilshire Blvd., 23rd Floor, Los Angeles, California 90024. Its telephone number is (424) 901-6655, and the website address is www.foothillspetro.com.

Overview

The Company is a development stage company engaged in the acquisition and development of oil and natural gas properties. The Company is focused on acquiring producing and developmental properties in the U.S. Rocky Mountain region. The Company seeks to acquire non-core, dislocated, underdeveloped, and under explored oil and gas assets and maximize those assets to create shareholder value.

Industry and Market Data

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

Market Environment

The 4Q2018 saw significant divergence between oil and natural gas prices as fundamentals turned bearish for oil while a colder start to the winter boosted natural gas prices. West Texas Intermediate (WTI) prices fell by $27.92 from the previous quarter’s close of $73.25 to $45.33 closing price in 4Q2018, representing a quarter-over-quarter decrease of 38.1%. The flip side to oil’s story were natural gas prices as the Henry Hub natural gas price rose by $0.24/MMBtu from the previous quarter’s close of $3.01/MMBtu to $3.25/MMBtu closing price in 4Q2018, representing a quarter-over-quarter increase of 8.0%. Heading into 2019, we continue to be moderately bullish from current levels for both WTI oil prices and natural gas prices as strong global demand is partially offset by rising U.S. oil and natural gas production mainly coming from U.S. shale formations.

Oil: During the 4Q2018, there were two bearish catalysts that sank oil prices. The first catalyst was the U.S. sanctions placed on Iranian exports that went into effect on November 1st. Leading up to this deadline, global oil market participants had anticipated a million plus barrels a day of Iranian crude coming off the market, which left many in the space anticipating a supply tightening. Concurrently, President Trump reached out to Saudi Arabia prior to the November 1st start date for sanctions and requested the Kingdom to increase output in anticipation of Iranian crude oil coming off the market. As the calendar rolled into November, President Trump then issued waivers for 7 countries that were importing Iranian crude oil, which also happened to be the top 7 importers of Iranian oil including China. As a result, Iranian supplies did not come of the market as expected while Saudi Arabia was cranking up production that created a glut of oil supplies over the near-term and triggered the start of a massive sell-off. This, coupled with the second catalyst, or a fear of a global slowdown with China at the forefront in December, oil prices dropped over $30/b in a virtual straight line down over the last 6 weeks of 2018. Given this backdrop, Energy Information Administration (EIA) lowered its forecasts for Brent crude oil prices to an average $61 per barrel in 2019 and $65/b in 2020, down from the previous 2018 average of $71/b.

Natural Gas: Contrary to oil prices, natural gas prices surged as high of $4.69/MMBtu in December as cold weather in November and December sent heating demand soaring before closing out the year at $3.25/MMBtu. According to the EIA, U.S. natural gas exports by pipeline to Mexico and additional liquefied natural gas (LNG) export capacity that came online during the year resulted in the United States exporting more natural gas than it imported for the second year in a row. The Energy Information Administration (“EIA”), in its “Short-Term Energy Outlook” dated January 15, 2019 forecasts that Henry Hub natural gas spot prices will average $2.89/MMBtu in 2019 and $2.92/MMBtu in 2020. The Company believes that although dry gas production will continue to grow near 8% year-over-year in 2019, demand and exports should keep pace with production keeping natural gas prices relatively firm throughout the year with risks tilted to the upside.

Commodity Price Environment

The Company’s results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. Many factors enter into the price of oil, both domestic and foreign.

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

All of The Company’s operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

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

Title to Properties

Foothills owns the interest in its properties and also at times relies on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, we anticipate that a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Foothills will conduct a title examination and attempt to cure materially significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate. Foothills properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Foothills’ Utah properties acquired from Total Belief Limited on December 30, 2016, are subject to a certain Bureau of Indian Affairs (“BIA”) Administrative Appeal and a Ute Indian Tribe Global Settlement Agreement, each of which does or may affect title to some, all or none of the properties acquired. Foothills is currently attempting to cure title on these properties, subject to the outcome of the BIA Administrative Appeal, which is still ongoing as of the date of this annual report filing. To the extent that such defects or disputes exist and cannot be cured, Foothills would suffer title failures, which could result in property valuation impairments and other material adverse consequences to the operations of the Company.

Employees

As of December 31, 2018, and 2017, the Company had 5 employees for each period, including our executive officers.

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

The Company’s acquisitions and roll up strategy is based on identifying high-quality, non-core, stranded, and distressed assets in the U.S. Rocky Mountain region, which are selling at a discount to intrinsic value. The Company is primarily focused on acquiring oil and gas assets that come with current production, existing infrastructure in place, and future developmental potential. Acquired assets are subsequently optimized to maximize production and create shareholder value. Our strategy includes targeting adjacent oil and gas properties with similar characteristics for bolt on acquisitions to increase total acreage in a concentrated geographical area, enabling us to optimize the profitable operation of those assets. Our business involves:

●	Identifying, evaluating, and making strategic acquisitions of producing oil and gas properties;

●	Integrating, optimizing, and operating the assets acquired;

●	Developing the properties to grow proved reserves; and

●	Consolidating additional acreage nearby existing controlled acreage.

The Company seeks to acquire high quality oil and gas assets that have been underexplored and underdeveloped. The industry’s flight to the Permian and Delaware Basins has encouraged major exploration and production companies to divest of quality non-core assets in other (secondary) basins in other regions, such as the Rocky Mountains, in order to generate cash for reinvestment into their core (primary) target investment basins like the Permian or Delaware Basins. The Company aims to achieve a lower cost of entry and generate an overall better return on invested capital by acquiring assets at a discount to inherent value, optimizing and developing those assets, and then operating those assets profitably, even at current energy prices. Management believes that accomplishing of these objectives will create and maximize shareholder value in the long term.

Our Properties

	Unproved Acreage		Proved Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Utah	—	—	7,842	7,842	7,842	7,842
Total	—	—	7,842	7,842	7,842	7,842

Wyoming Properties

The principal Wyoming assets that we own currently consist of non-producing, prospective mineral leases in the Ladysmith and Paw Paw projects. Our Wyoming properties are located in Fremont and Big Horn Counties, Wyoming. The Company has decided to allow the leases on the Ladysmith and Paw Paw projects to expire based on the risk-reward profile, logistical challenges and the length of the primary term left on the leases.

Ladysmith Project

The Company owns a 75% working interest in the Ladysmith Anticline prospect that is located in Fremont County, Wyoming. Total acreage position is 3,061 gross acres located between the Great Divide/Greater Green River Basin and the Wind River Basin. The primary target zones are the variable Phosphoria and Tensleep sandstone with secondary considerations in the Madison limestone and Flathead sandstone. The prospect generation was based on licensed 2-D seismic comprising two seismic lines covering the Chevron/Echo – Greater Green River Basin. The Ladysmith project encountered right-of-way issues with the Oregon Trail, Mormon Trail and the Continental Divide. These historic landmarks in Wyoming made it very difficult to access the properties for exploration activities. The Company decided to let the primary term of the leases to expire.

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

As used herein, the term “ Payout “ shall be deemed to occur at 7:00 a.m. on the first day in which Foothills recovers out of its share of production from the Paw Paw Federal #1 (“Test Well”), after deduction of all royalties, existing overriding royalties, production or severance taxes, and any other burdens or taxes measured by or payable out of production, a sum equal to the aggregate of the following:

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

The primary term of the leases in the Paw Paw project and Unit have expired. Management is looking at implementing an oil and gas leasing program to continue its exploration activities in the area. The prospect has tremendous oil shows and was determined to be drilled on the wrong side of a seismic fault.

Utah Properties

The Utah properties are located in Uintah and Duchesne Counties, comprising operated and non-operated working interests as well as rights and interests in a project for future development.

The Company operates through TEO six oil and gas wells situated on 280 gross acres in the Duck Creek area of the Altamont Bluebell field located in Uintah County, Utah, in which the Company has a 100% working interest with an 80% net revenue interest. The Company recognized $10,089 in net revenues in 2018 from this operated working interest.

The Company intends to continue its Bureau of Indian Affairs (“BIA”) Administrative Appeal to assert its rights and interests in the oil and gas leases on the Ute Indian Uintah and Ouray Reservation. The Company owns all rights and interests acquired in the Purchase and Sale Agreements between TEPI and Mountain Oil & Gas, Inc., dated April 16, 2012, and December 18, 2012. The Company decided to move forward with the BIA Administrative Appeal instead of the revised Global Settlement Agreement in order to obtain a more attractive settlement price reflecting current commodity prices.

The Company owns a very small (under 1%) non-operated working interest in certain leases located in Duchesne County, Utah. The Company recognized approximately $7,192 in net revenues during 2018 from this non-operated working interest.

On August 28, 2017, the Company acquired a 21.6% non-operated working interest with a 17.1% net revenue interest in two horizontal wells in the Uinta Basin. The initial production from the two wells commenced in December 2017, and the wells were completed in April 2018. The company has realized natural gas sales, and associated hydrocarbon revenue from the two wells since December 2017. The Company recognized approximately $1,287,638 in net revenues during 2018 from this non-operated working interest.

Plan of Operations

The Company’s major initiative moving forward is to add natural gas weighted assets to its portfolio at attractive valuations, to accelerate cash flow generation, and improve the Company’s overall reserve inventory profile. Over the near-term the Company believes that it is well positioned to capitalize on the short- and long-term demand for natural gas. The International Energy Agency (“IEA”) reported global energy consumption grew by 2.3% in 2018, twice as fast as the average rate over the last ten years. The IEA also reported increased use of fossil fuels covered 70% of the global increase in energy demand with natural gas covering almost 45% of total demand growth.

According to the IEA, 2017 was a year of strong growth for natural gas, mainly driven by China. Global natural gas demand grew by 3%, the highest increase since 2010. China, where demand grew 15%, accounted for nearly a third of the global increase, driven by a determined policy effort to improve air quality through coal to gas boiler conversions in the residential and industrial sectors. The IEA goes on to say that strong global demand for natural gas has led to an unprecedented surge in LNG imports, placing China as the world’s second largest LNG importer after Japan.

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

Acquiring Additional Assets

The Company is currently targeting several prospective acquisitions in a tightly defined geographical area of interest that meet certain metrics and future development potential. Management’s current focus has shifted to natural gas-weighted projects. The IEA is forecasting the global natural gas market will pass the 4 trillion cubic meters (tcm) mark by 2022, with an expected average annual growth rate of 1.6% throughout the forecast period. Emerging Asian markets, led by China, account for more than half of the growth in global natural gas consumption to 2023. The Company anticipates that future acquisitions will be funded through the sale of common stock, debt and cash generated from the Company’s financing activities, including public, private and institutional offerings in capital market transactions and future reserve-based lending activities. Subject to the securing of additional capital, the Company anticipates the expenditure of up to $25 million to fund additional bolt-on acquisitions of producing properties, which can potentially be leveraged and optimized by applying its technical capabilities and improving operational efficiencies. Although the Company is currently evaluating several prospective acquisitions, which meet its criteria and anticipates making an announcement regarding its next acquisition in the near term, no assurance can be given that it will be successful in any of these endeavors.

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

We only recently began operations in the oil and gas industry. From its inception in December 2015 through December 31, 2018, Foothills produced limited revenues from its principal business operations and is currently still an exploration stage company. Prior to January 2016, Foothills had minimal operations that were focused mainly on administrative activities connected to the identification and evaluation of potential oil and gas prospects and other potential leasehold acquisitions in our geographical areas of interest.

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

Our operating capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation. We are currently seeking to raise more than $25 million and are currently engaged in discussions with financing sources. The Company is currently evaluating several potential acquisitions and will likely need additional capital in the form of equity or debt, including possible bank debt. Such funds are not currently committed and no assurance can be given that we will be able to secure such financing on favorable terms or on any terms at all. The failure to obtain such funds will have a negative impact on our ability to fund daily activities and materially and adversely affect the execution of our business plan.

If we find oil and gas reserves that exist on a prospect, we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need to obtain substantial additional funds for continued development. We will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties.

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

As of December 31, 2018, we have warrants issued and outstanding exercisable into 5,761,015 shares of our common stock, that are exercisable in whole or in part, at exercise prices which range from $0.20 per share to $3.00 per share. The weighted average exercise price is $0.82 per share. The exercise of the warrants into shares of our common stock may have a dilutive effect to the holdings of our existing shareholders.

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

The search for new oil and gas reserves and the operation of oil and gas properties frequently results in unprofitable efforts. We have for example experienced two commercially unproductive wells drilled. Existing wells acquired may become costly to rework and maintain, resulting in losses. There is no assurance that we will find or produce oil or gas from any of the wells we have acquired or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable.

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

Our revenues, profitability, and future growth depend significantly on natural gas and crude oil prices. The 4Q2018 saw significant divergence between oil and natural gas prices as fundamentals turned bearish for oil while a colder start to the winter boosted natural gas prices. The markets for these commodities are volatile, and prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital through the sale of our securities or other capital raising techniques. Lower prices also affect the amount of natural gas and oil that we might economically produce. Factors that can cause price fluctuations include but are not limited to:

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

The prices used in calculating our estimated proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. Although Commodity prices recovered moderately in 2018, if such prices should fluctuate significantly, our future calculations of estimated proved reserves may also fluctuate accordingly.

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

We may be required to write down the carrying values of our crude oil and natural gas properties if crude oil decline further.

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

At December 31, 2018, we have warrants issued and outstanding exercisable into 5,761,015 shares of our common stock at exercise prices which range from $0.20 per share to $3.00 per share. The weighted average exercise price is $0.82 per share. They are exercisable in whole or in part. The exercise of the warrants into shares of our common stock likely would have a dilutive effect to the holdings of our existing shareholders.

Rule 144 sales in the future may have a depressive effect on our stock price.

Outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of at least 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

At December 31, 2018, our indirect subsidiaries were parties to the following contested matters:

Utah Wells

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC (Case No. 160800005 8 th Judicial District Court, Duchesne County, State of Utah)

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

Graco had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,964.59 to Graco. The first payment due on May 9, 2018, has already been made to the judgment holder. The second payment of $32,792.92 is due on July 9, 2018; the third payment of $32,792.92 is due on September 9, 2018; the fourth payment of $32,792.92 is due on November 9, 2018; and fifth and final payment of $32,792.92 is due on January 9, 2019. If any of the above payments are not made when due, Grace will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any default under the settlement agreement, other than making the first payment described above. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement. TEO made its third payment of $32,793 on September 11, 2018, within the 10-day cure period provided in the settlement agreement. TEO also made its fourth payment of $32,793 on November 15, 2018. On January 25, 2019, the Plaintiff issued a Writ of Execution Notice. A Notice of Sheriff Sale was filed on February 1, 2019.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of December 31, 2018, we recorded $12,115.31 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

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

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at December 31, 2018, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter since the Company’s last quarterly report filed with the SEC.

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

A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting their petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner. No further action filed in this matter as of the date of this current annual report.

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

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings. No further action filed in this matter as of the date of this current annual report.

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

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current annual report.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current annual report.

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

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current annual report.

Zealous Energy Services, LLC vs. Foothills Petroleum Operating, Inc. (Docket No. 086708 Div. C 16th Judicial District Court, Parish of St. Martin, Louisiana)

On September 28, 2018, the Court after reviewing the record of these proceedings, found the law and evidence supported Plaintiff’s demands and, without holding a hearing, ruled as follows: the Court ordered, adjudged and decreed that a money judgement be rendered in favor of Zealous Energy Services, LLC and against Foothills Petroleum Operating, Inc. in the full and true amount of $53,026.58, plus interest at the judicial interest rate of 5% per annum from January 24, 2018, the date of judicial demand, until finally paid, plus attorney’s fees of $1,260.00 and all cost. On March 1, 2019, a Motion to Examine Judgment Debtor was filed with the court.

633 17th Street Operating Company LLC v. Foothills Exploration, Inc. (Case No. 2019CV30189, District Court, City and County of Denver, Colorado)

This case was filed on January 16, 2019, seeking unpaid leasehold obligations in the amount of $75,107 from the Defendant. No service has been affected. The Company is seeking to resolve this claim without further litigation.

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

Our common stock is thinly traded, and any reported sale prices may not be a true market-based valuation of our common stock.

Year Ended December 31, 2018	High	Low
Fourth quarter	$0.10	$0.05
Third quarter	$0.19	$0.08
Second quarter	$0.25	$0.10
First quarter	$0.36	$0.15

Year Ended December 31, 2017	High	Low
Fourth quarter	$0.50	$0.30
Third quarter	$0.90	$0.46
Second quarter	$1.27	$0.80
First quarter	$2.21	$1.21

On April 10, 2019, the closing sales price reported for our common stock was $0.20 per share and as of that date, we had approximately 68 holders of record of our common stock, and 23,610,738 shares outstanding.

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

Going Concern

The Company’s consolidated financial statements included in Item 8 of this Annual Report have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses from inception through December 31, 2018, has a working capital deficit at December 31, 2018, of $16,084,225, and has limited sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

To address these matters, the Company is actively meeting with investors for possible equity investments, including business combinations; investigating other possible sources to refinance our existing debt; and in continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenue

The following table summarizes our revenues from commodity sales during the years ended December 31, 2018 and 2017.

	Year Ended
	December 31, 2018			Percentage
	2018	2017	Difference	Change

Revenues
Oil	$52,707	$82,794	$(30,087)	-36%
Natural gas	326	-	326	100%
Natural gas liquids	348,620	15,180	333,440	2197%
Residue Gas	2,165,785	57,187	2,108,598	3687%
Total	$2,567,438	$155,161	$2,412,277	1555%

Sales volumes
Oil (Bbls)	1,024	1,710	(686)	-40%
Natural gas (MCF)	231	-	231	100%
Natural gas liquids (Bbls)	15,267	362	14,905	4117%
Residue Gas (MCF)	775,165	19,119	756,046	3954%
Total BOE	145,485	5,259	140,227	2667%
Total BOE/D	398.59	14.41	384.18	2667%

Average prices
Oil (per Bbl)	$51.47	$48.42	$3.05	6%
Natural gas (per MCF)	1.41	-	1.41	100%
Natural gas liquids (per BOE)	22.83	41.93	(19.10)	-46%
Residue gas (per MCF)	2.79	2.99	(0.20)	-7%
Total per BOE	$17.65	$29.51	$$17.20	58%

Operating Expenses

Operating expenses for the years ended December 31, 2018 and 2017, are set forth in the table below.

	Year Ended
	December 31,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense (1)	$1,554,482	$252,682	$1,301,800	515%
Production and ad valorem taxes (2)	93,673	71	93,602	131834%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	2,908,783	1,542,000	1,366,783	89%
General and administrative expense (4)	2,719,868	3,808,067	(1,088,199)	-29%
Total operating expenses	$7,276,806	$5,602,820	$1,673,986	30%

1)	Stagecoach wells producing in the year ended December 31, 2018 which only started producing in Q4 2017.
2)	Stagecoach wells producing in the year ended December 31, 2018 which only started producing in Q4 2017.
3)	During the year ended December 31, 2018 and 2017 impairment of $2,474,714 and $1,507,768 were included.
4)	Reduction of activities during the year ended December 31, 2018.

Operating expenses expressed in BOE for the years ended December 31, 2018 and 2017 are set forth in the table below:

	Year Ended
	December 31,			Percentage
	2018	2017	Difference	Change

Costs and Expenses
Lease operating expense	$10.68	$48.05	$(37.37)	-78%
Production and ad valorem taxes	0.64	0.01	0.63	6339%
Depletion, depreciation, amortization, accretion, and impairment expense	19.99	293.23	(273.24)	-93%
General and administrative expense	18.70	725.15	(706.45)	-97%
Total operating expenses	$50.01	$1,065.44	$(1,015.43)	-95%

Interest Expense

Interest expense for the years ended December 31, 2018 and 2017, was $2,247,011 and $930,923, respectively. The increase in interest expense is primarily attributed to additional compensation related to notes payable extensions during the year ended December 31, 2018.

Gain on Change in Derivative Value

(Gain) or loss on change in derivative value for the years ended December 31, 2018 and 2017, was $(50,619) and $169,423, respectively. The change in derivative value is primarily attributed to convertible notes.

Other Income

Other income for the years ended December 31, 2018 and 2017, was $45,407 and $5,727, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the year ended December 31, 2018.

Loss on extinguishment of debt

Loss on extinguishment of debt for the years ended December 31, 2018 and 2017, was $274,846 and $48,407, respectively. The increase in loss on extinguishment of debt is primarily attributed to common stock shares exchanged for the reduction of officers and directors’ accrued unpaid wages issued below market price.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2018, was $6,585,506 ($0.39) per basic and diluted common share. Our net loss for the year ended December 31, 2017, was $6,493,871 ($0.45) per basic and diluted common share.

Liquidity and Capital Resources

Overview

As of December 31, 2018, the Company had a working capital deficit of $16,084,225. As of December 31, 2017, the Company had a working capital deficit of $12,784,813. The increase of $3,299,412, in the working capital deficit was attributable as follows:

Decrease in current assets of which $584 was increased cash	$150,632
Increase in accounts payable and accrued liabilities	1,563,576
Increase in accounts payable and accrued liabilities – related party (1)	1,025,565
Increase in current portion of notes payable and convertible notes payable	265,697
Increase in current portion of notes payable and convertible notes payable – related party	114,268
Increase in derivative liabilities	202,933
Decrease in contingent liabilities primarily associated with legal proceedings	(23,259)
Sum of changes in working capital	$3,299,412

(1)	Accrued payable to management for unpaid compensation of $687,770.

Cash, Cash equivalents, restricted cash and Accounts Receivable

As of December 31, 2018, the Company had cash of 1,139, compared to $555 at December 31, 2017.

As of December 31, 2018, the Company has restricted cash of $120,000, compared to $240,000 at December 31, 2017.

As of December 31, 2018, the Company had accounts receivable of $10,090, compared to $32,671 at December 31, 2017. This decrease in accounts receivable is due primarily to netting account receivable to accounts payable related to EOG Resources.

Liabilities

As of December 31, 2018, the outstanding balance of principal on notes and convertible notes payable net of debt discount was $9,060,233 a net increase of $412,864 from the outstanding balance of $8,647,369 as of December 31, 2017. This net increase was due to accrued interest on notes payable and amortization of debt discount.

Accounts payable and accrued expenses increased by $2,589,141 to $6,250,210 at December 31, 2018, from $3,661,069 at December 31, 2017. Included in accounts payable and accrued expenses are $687,770 and $362,714 as of the December 31, 2018 and December 31, 2017, respectively, primarily associated with accrued payable to management for unpaid compensation. These unpaid liabilities are aged from 1 days to 635 days, and the Company lacks the liquidity to pay them until it obtains additional capital.

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

Operating Activities

During the years ended December 31, 2018 and 2017, the Company used $373,416 and used $3,307,445 of cash in operating activities, respectively. Non-cash adjustments included $2,474,714 and $1,507,768 related to assets written off, $1,032,129 and $1,353,581 related to stock compensation expense, ($14,487) and $14,487 in deferred rent, $572,386 and $377,080 related to amortization of debt discount, $434,073 and $34,232 in depreciation, depletion, amortization and accretion, common stock and warrants issued for inducement of the note extension of $153,775 and $141,900, note payable issued for services of $0 and $120,629, fair value of down-round feature on warrants $0 and $59,801, financing expense on notes $0 and $71,345, interest of $459,923 and $0, extinguishment of debt of ($274,846) and ($48,407), change in derivative liabilities of ($50,619) and $169,423, and net changes in operating assets and liabilities of $1,425,043 and $615,413, respectively.

Investing Activities

During the years ended December 31, 2018 and 2017, respectively, $0 and $613,377 net cash was used in investing activities, a decrease of $613,377. This decrease is primarily due to lack of working capital.

Financing Activities

During the years ended December 31, 2018 and 2017, $254,000 and $3,120,000 net cash used and provided by financing activities, a decrease of $2,866,000. This change is primarily due to notes payable entered into during January 2017 and $320,000 repayment to convertible notes payable made during year ended December 31, 2018.

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

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASC Topic 606”). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method. The new standard did not have a material impact on its financial position and results of operations, as it did not change the manner or timing of recognizing revenue. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC Topic 606 did not have an impact on the Company’s operations or cash flows.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K is not applicable.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Foothills Exploration Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foothills Exploration Inc. and subsidiaries (The “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do n t include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP
We have served as the Company’s auditor since 2015.

Henderson, Nevada
April 16, 2019

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,139	$555
Restricted cash	120,000	240,000
Accounts receivable - trade	10,090	747
Accounts receivable – oil and gas	-	31,924
Prepaid expenses	6,086	14,721
Total current assets	137,315	287,947

Oil and gas properties, full cost accounting
Properties not subject to amortization	106,299	2,457,218
Properties subject to amortization, net	12,036,804	10,674,918
Support facilities and equipment, net	284,157	121,502
Net oil and gas properties	12,427,260	13,253,638

Property and equipment, net	6,337	13,821
Other assets:
Surety and performance bonds	145,000	295,000
Total assets	$12,715,912	$13,850,406

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,320,261	$3,053,050
Accounts payable – related party	794,529	362,714
Deferred rent	-	14,487
Accrued interest	375,232	64,380
Accrued interest - related party	760,188	166,438
Notes payable	1,595,697	1,418,365
Notes payable - related party	7,250,000	7,135,732
Convertible note payable, net	181,637	93,272
Derivative liabilities	661,320	458,387
Other liabilities	282,676	305,935
Total current liabilities	16,221,540	13,072,760
Long-term liabilities:
Asset retirement obligation	340,117	303,327
Convertible note payable, net	32,898	-
Total liabilities	16,594,555	13,376,087

Commitment and Contingencies	-	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,075,738 and 14,900,627 shares issued and outstanding, respectively	2,208	1,490
Stock payable	-	93,900
Additional paid in capital	11,173,120	8,847,394
Accumulated deficit	(15,053,971)	(8,468,465)
Total stockholders’ (deficit) equity	(3,878,643)	474,319
Total Liabilities and Stockholders’ (Deficit) Equity	$12,715,912	$13,850,406

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$2,567,438	$155,161

Operating expenses
Lease operating expense	1,648,155	252,753
Selling, general and administrative expense	2,719,863	3,808,067
Depreciation, depletion, amortization and accretion expense	434,073	34,232
Impairment of oil and gas properties	2,474,714	1,507,768
Total operating expenses	7,276,805	5,602,820

Loss from operations	(4,709,367)	(5,447,659)

Other income (expenses):
Interest expense	(2,247,011)	(930,923)
Other income	45,407	5,727
Change in derivative	50,619	(169,423)
Loss on extinguishment of debt	274,846	48,407
Total other income (expenses)	(1,876,139)	(1,046,212)

Net loss	$(6,585,506)	$(6,493,871)

Net loss per share – basic and diluted	(0.39)	(0.45)

Weighted average common shares – basic and diluted	16,992,461	14,418,719

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2016	-	$-	13,779,612	$1,378	$6,924,810	$51,397	$(1,974,594)	$5,002,991
Common stock issued for cash	-	-	406,015	41	269,959	-	-	270,000
Shares issued for services	-	-	275,000	27	453,473	-	-	453,500
Shares issued for services (CEO, Dir)	-	-	280,000	28	135,310	(51,397)	-	83,941
Shares issued for inducement of note payable	-	-	160,000	16	66,234	93,900	-	160,150
Options issued for services	-	-	-	-	816,140	-	-	816,140
Fair value of warrants issued with note payable	-	-	-	-	119,131	-	-	119,131
Imputed interest	-	-	-	-	2,536	-	-	2,536
Fair value of down-round feature on warrants	-	-	-	-	59,801	-		59,801
Net loss	-	-	-	-	-	-	(6,493,871)	(6,493,871)
Balance as of December 31, 2017	-	-	14,900,627	1,490	8,847,394	93,900	(8,468,465)	474,319
Shares issued for inducement of note payable	-	-	2,739,000	274	412,481	(93,900)	-	318,855
Common stock issued for services	-	-	600,000	60	61,740	-	-	61,800
Common stock issued for services (CEO, Dir)	-	-	3,836,111	384	774,353	-	-	774,737
Options issued for services	-	-	-	-	970,329	-	-	970,329
Fair value of warrants issued with note payable	-	-	-	-	106,823	-	-	106,823
Net loss	-	-	-	-	-	-	(6,585,506)	(6,585,506)
Balance as of December 31, 2018	-	$-	22,075,738	$2,208	$11,173,120	$-	$(15,053,971)	$(3,878,643)

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net loss	$(6,585,506)	$(6,493,871)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	434,073	34,232
Impairment of assets	2,474,714	1,507,768
Amortization of debt discount	572,386	377,080
Interest	459,923	-
Financing expenses on notes	-	71,345
Note payable issued for services	-	120,629
Fair value of down-round feature on warrants	-	59,801
Change in derivative value	(50,619)	169,423
Common stock and warrants issued for inducement of note extensions	153,775	141,900
Common stock and stock payable issued for services and fair value of options	1,032,129	1,353,581
Deferred rent	(14,487)	14,487
Gain on settlement of debt and contingent liabilities	(274,846)	(48,407)
Changes in operating assets and liabilities:
Accounts receivable	(9,343)	(32,671)
Surety and performance bonds	150,000	-
Prepaid expenses	8,635	34,419
Accounts payable and accrued liabilities	(325,649)	(1,246,683)
Accounts payable and accrued liabilities - related party	1,591,865	518,552
Other liabilities	9,534	110,970
Net cash used in operating activities	(373,416)	(3,307,445)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	-	(613,377)
Net cash used investing activities	-	(613,377)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	-	1,250,000
Repayment to notes payable	-	(1,000,000)
Proceeds from notes payable	102,000	2,300,000
Proceeds from convertible note payable	472,000	300,000
Repayment to convertible note payable	(320,000)	-
Proceeds from sales of common stock	-	270,000
Net cash provided by financing activities	254,000	3,120,000

Net increase in cash, cash equivalents and restricted cash	(119,416)	(800,822)

Cash, Cash Equivalents and Restricted Cash, beginning of period	240,555	1,041,377

Cash, Cash Equivalents and Restricted Cash, end of period	$121,139	$240,555

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$240,555	$1,041,377
Restricted cash at beginning of period	240,000	240,000
Cash and cash equivalents and restricted cash at beginning of period	$555	$801,377

Cash and cash equivalents at end of period	$121,139	$240,555
Restricted cash at end of period	120,000	240,000
Cash and cash equivalents and restricted cash at end of period	$1,139	$555

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$(20,000)
Cash paid for income taxes	$-	$-
Supplemental disclosures of cash flow information:
Accrued salary paid in shares	$774,737	$-
Asset retirement obligation	$23,709	$291,659
Debt discount	$595,580	$793,144
Note paid by issuance of note	$(50,000)	$-
Unpaid liabilities in acquisition of oil and gas property	$2,038,135	$2,683,785
Fixed assets transferred to oil and gas properties	$-	$(335,024)
Note payable issued for services	$-	$120,629
Fair value of warrants issued with note payable	$106,823	$119,131
Notes payable issued in settlement of contingent liability	$32,793	$-
Fair value of shares issued for inducement of note payable	$-	$160,150

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through December 31, 2018, has a working capital deficit at December 31, 2018, of $16,084,225, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these matters, the Company is actively meeting with investors for possible equity investments, including business combinations; investigating other possible sources to refinance our existing debt; and in continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

Note 2 - Significant Accounting Policies

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the non-current assets section of our consolidated balance sheet. At the years ended December 31, 2018 and 2017, the Company had restricted cash of $120,000 and $240,000, respectively. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question. During July and August 2018, $120,000 was released to the Company when we finished reclamation of two wells.

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

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. During the year ended December 31, 2018, the company accrued $31,924 of net revenue receivable from EOG Resources, Inc. (“EOG”), the operator of two wells in which the Company has a 21.62% working interest, which the Company has been informed that EOG will apply to unpaid invoices of the Company’s share of costs to drill two wells until EOG has recovered those costs. During the year ended December 31, 2018, those costs were $1,868,370. See Note 4 – Property and Equipment.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017:

	Carrying	Fair Value Measurement at
	Value	December 31, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	661,320	—	—	661,320

Fair Value Measurement at
	Carrying Value	December 31, 2017
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	458,387	—	—	458,387

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

	December 31,
	2018	2017
Numerator:
Net income (loss) available to stockholders	$(6,585,506)	$(6,493,871)
Basic net income allocable to participating securities (1)	—	—
Income (loss) available to Foothills Exploration, Inc.’s stockholders	$(6,585,506)	$(6,493,871)

Denominator:
Weighted average number of common shares outstanding-Basic	16,992,461	14,418,719
Effect of dilutive securities:
Options and warrants (2)	—	—
Stock payable (3)	—	205,000
Convertible notes (4)	19,504,517	1,800,532
Weighted average number of common shares outstanding-Diluted	36,496,978	16,424,251

Net income (loss) per share:
Basic	$(0.39)	$(0.45)
Diluted	$(0.18)	$(0.40)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the year ended December 31, 2018, “out of the money” stock options representing 2,050,000 shares and warrants representing 5,761,015 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the year ended December 31, 2017, “out of the money” stock options representing 2,050,000 shares and warrants representing 2,783,515 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the year ended December 31, 2017, stock payable representing 205,000 shares were anti-dilutive.

(4)	For the year ended December 31, 2018 and 2017, convertible notes representing 19,504,517 and 1,800,532 shares were anti-dilutive.

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

In June 2018, the FASB issued “ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard is effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption of the new guidance is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at December 31, 2018 and 2017 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at December 31, 2018 and December 31, 2017 are set forth below in the following table:

	December 31, 2018	December 31, 2017
Unproved leasehold (1)	$106,299	$977,936
Proved leasehold	11,915,695	10,094,760
Properties subject to depletion, net of depletion	121,110	580,158
Exploratory wells – construction-in-progress (1) (2)	-	1,479,282
Total	$12,143,103	$13,132,136

(1)	Not subject to depletion;
(2)	Reclassified from exploratory to properties subject to amortization at December 31, 2018.

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
2018	—	1,897,502		(2,886,535)	989,033
Total	$10,252,568	$6,302,854	$—	$(4,412,319)	$12,143,103

●	In 2017, the Company acquired a 21.62% non-operated working interest with a 17.1% net revenue interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party, and the Company incurred $1,479,282 in well costs. During the year ended December 31, 2018, the company incurred an additional $1,868,370 of well costs. At December 31, 2018, the Company’s share total costs for drilling and completing the two wells was $3,347,776. Although these wells produced economic quantities of natural gas liquids and residue gas through December 31, 2017, well completion activities were completed during the year ended December 31, 2018, so costs were reclassed from construction-in-progress and to proved properties subject to depletion through December 31, 2018. As of December 31, 2018, we recorded impairment expense of $1,521,776 for the amount exceed ceiling test limitation.

●	In 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. During the year ended December 31, 2017, we incurred costs of $1,209,675 in the drilling of this well and $1,352,982 was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and Contingencies for additional information on the lawsuits.

●	In 2017, the Company worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $79,989 in capitalized workover costs associated with these wells. The wells require additional workover and were shut-in in July 2017. The Company recorded asset retirement costs of $291,659 related to Duck Creek wells. During the year ended December 31, 2018, we incurred $8,821 in capitalized workover costs associated with these wells. As of December 31, 2018, due to the Duck Creek wells subsequently becoming subject to a Sherriff’s sale stemming from a legal matter with our indirect subsidiary, the Duck Creek wells should be impaired to the extent of total intangible costs, which were capitalized for these properties during 2017 and 2018. Accordingly, the impairment expense for the period ending December 31, 2018 is $88,810.

●	In 2017, the Company incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

●	In 2017, the Company incurred costs of $3,750 related to Springs Project. The Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management it was not in the best interest of the Company to continue exploratory efforts on this speculative play. Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $154,787, during the year ended December 31, 2017. During the year ended 31, 2018, the Company has decided to allow Ladysmith leases to expire without making further delay rental payments to the BLM, as the result we recorded impairment expense of $78,469.

●	In 2017, the Company incurred costs of $100,191 for exploration and development efforts associated with the proved oil and gas assets in Utah, which were acquired on December 30, 2016, from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets include certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non-operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. In connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company recorded ($342,804) of imputed interest as debt discount. Starting from July 1, 2018 the note bears 10% annual interest. During the year ended December 31, 2018, we incurred cost of $20,000 exploration and development efforts associated with these properties.

●	In 2017, the Company incurred costs of $379,498 for exploration and development efforts associated with numerous unproved oil and gas properties in the Company’s geographic areas of interest, including farmout properties (Paw Paw and Ironwood) and numerous others that were being evaluated and considered for a prospective acquisition and/or farmout by the Company. During the year ended December 31, 2018, we incurred cost of $312 exploration and development efforts associated with these properties. As of December 31, 2018, the Company determined it is unlikely that it will be able to obtain enough production from this test well at the present time to warrant continued development. As the result we recorded $778,034 impairment expense of Pawpaw during the year ended December 31, 2018.

●	In 2017, we recorded depreciation, depletion and amortization cost related to oil and gas properties of $18,017. During the year ended December 31, 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $411,821.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	December 31, 2018	December 31, 2017

Tank	$30,000	$30,000
Vehicle	69,446	69,446
Uinta Basin facilities	186,428	-
Accumulated depreciation	(1,717)	(31)
Construction in progress (1)	-	22,087
Total support facilities and equipment, net	$284,157	$121,502

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah, not subject to depreciation. During the months ended December 31, 2018, construction-in-progress was reclassified to Uinta Basin facilities and became eligible for depreciation upon the completion of the construction.

The Company recognized depreciation expense of $1,686  and $31 during the years ended December 31, 2018 and 2017, respectively.

Office Furniture, Equipment, and Other

As of December 31, 2018 and 2017, office furniture, equipment, and other consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment and fixtures	$22,453	$22,453
Accumulated depreciation	(16,116)	(8,632)
Office furniture, equipment, and other, net	$6,337	$13,821

During the years ended December 31, 2018 and 2017, we recorded depreciation expense of $7,484 and $8,632, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the years ended December 31, 2018 and December 31, 2017.

	For the period ended
	December 31, 2018	December 31, 2017

Beginning asset retirement obligations	$303,327	$291,659
Liabilities established	23,709	-
Accretion expense	13,081	11,668
Ending asset retirement obligations	$340,117	$303,327

Accretion expense for the years ended December 31, 2018 and 2017 was $13,081 and $11,668, respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our notes payable as of December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
9% unsecured note payable due May 6, 2017 (1)	$-	$-
13.5% unsecured note payable due September 8, 2017 (2)	1,050,000	1,050,000
0% unsecured note payable due January 2, 2018 (3)	250,000	250,000
12% unsecured note payable December 31, 2018 (4)	120,629	120,629
0% unsecured note payable due August 6, 2018 (5)	38,000	-
9% unsecured note payable due December 15, 2018(6)	100,000	-
8% unsecured note payable due October 22, 2018(7)	50,000	-
Less: unamortized discount	(12,932)	(2,264)
Total debt	$1,595,697	$1,418,365
Less: current maturities	1,595,697	1,418,365
Long-term debt, net of current maturities	$-	$-

At December 31, 2018, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	On December 30, 2016, effective January 5, 2017, Foothills borrowed $1,000,000 from Full Wealth Investment Hong Kong Limited, a limited liability company organized under the laws of Hong Kong. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 18, 2017, Full Wealth Investment Hong Kong Limited sold this note to Gold Class Limited, with accrued interest increased from 9% to 13.5% per annum for the life of the debenture. On June 1, 2017, Full Wealth Investment Hong Kong Limited acquired this note from Gold Class with a 60-day term and 10% interest per annum for the life of the debenture. On August 14, 2017, we repaid $1,000,000 in principal and $20,000 in accrued interest and reclassified the remaining accrued interest of $30,000 as a gain on extinguishment of debt.

(2)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock valued at $46,700. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. On June 30, 2018, we recorded $100,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On July 29, 2018, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate Profit Well with 100,000 shares of restricted common stock valued at $12,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(3)	On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor with 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered into with FirstFire Global Opportunities Fund, LLC (“FirstFire”). On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2018, the Company amortized the remaining $2,264 of such discount to interest expense. At December 31, 2018, $250,000 of principal was outstanding under the Note.

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

(4)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018. On August 22, 2018, the Note Holder agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company agreed to issue the Note Holder 60,000 shares of its restricted common stock. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(5)	On July 19, 2018, the Company borrowed $38,000 from an unaffiliated investor with an original discount of $3,207. The Note recites that it accrues no interest if paid when due and is due and payable on August 6, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 10% per year until paid. In connection with the issuance of this note, the Company issued 300,000 shares for late SEC filing, valued at $36,000. $74 imputed interest was recorded as debt discount. $74 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.05 year. The relative aggregate value of the shares and imputed interest was determined to be $32,793 using the allocation of proceed, $32,793 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. Pursuant to this Note, the investor shall be assigned an undivided two percent (2%) overriding royalty of all oil, gas, and other minerals and hydrocarbons produced, saved, and sold from each well now or hereinafter located on certain leases and wells owned by the Company. On August 23, 2018, the lender agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate the lender with 15,000 shares of restricted common stock valued at $1,950. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). During the year ended December 31, 2018, the Company amortized the remaining $38,000 of such discount to interest expense. At December 31, 2018, $38,000 of principal was outstanding under the Note.

(6)	On September 14, 2018, the Company borrowed $100,000 from an unaffiliated investor, bearing an interest rate of 9% per annum and with a maturity date of December 15, 2018. In connection with the issuance of this note, the Company issued 250,000 shares of its common stock, valued at $22,500, which was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2018, the Company amortized $22,500 of such discount to interest expense. At December 31, 2018, unamortized debt discount was $0 and $100,000 of principal was outstanding under the Note.

(7)

On October 22, 2018, the Company issued a term sheet to an unaffiliated investor for a promissory note in the principal amount of $50,000 with a Volumetric Production Payment (“VPP”) equal to 1,250 barrels of oil equivalent (“BOE”). The Note has a maturity date of October 22, 2019, with the Principal and accrued unpaid interest due in full at Maturity. VPP will be made after deduction of 20% royalties due to mineral owners, paid within the term on the Note and at the discretion of the Company as to amount and volume; provided, however, that the VPP for any month shall not be less than 5% of the month’s total crude oil sales. Payment may be made “in-kind” at the election of the Investor. If election is made by Investor to be paid “in-kind,” then Investor shall bear responsibility for paying mineral owner royalties due on said “in-kind” payments. All VPP’s to be made from the production of the Company’s operating subsidiaries, Foothills Exploration Operating, Inc. and Tiger Energy Operating, LLC, from the well bores of the Company’s Duck Creek wells, subject to the terms of the Leases covering such wells. Such VPP will continue until paid in full, regardless of payment in full of the Note and shall be secured by the assets. In the event that the West Texas Intermediate (WTI) crude oil market price closes below USD $40.00 per barrel for 10 consecutive trading days, the Investor shall be allocated a revised VPP equal to 2 times the remaining VPP barrels left over at that time.

Pursuant to this Note, the investor shall be assigned an un undivided one-half percent (0.5%) overriding royalty interest (“ORRI”) in all oil, gas and other minerals produced, saved, and marketed from each well now or hereinafter located on wells owned by the Company, subject to the terms of the Leases covering such wells. Upon any default in payment of principal hereunder, the Company shall pay interest on the principal balance of this Note then outstanding and on the accrued but unpaid interest from the date of such default until such default is cured and the Note paid in full at the rate of Fifteen Percent (15%). The Company agreed to issue the investor 200,000 shares of the Company’s restricted common stock as additional consideration for entering into the Note with the Company, valued at $16,000, which was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note.

Pursuant to this Note, Investor has the right to participate in any future offering by the Company for a period of twelve (12) months for an amount equal to the principal amount detailed in this Term Sheet. So long as the Note is outstanding, if the Company enters into a subsequent financing with another individual or entity (a third party) on terms that are more favorable to that third party, the agreements between the Company and the investor shall be amended to include such better terms. During the year ended December 31, 2018, the Company amortized $3,069 of such discount to interest expense. At December 31, 2018, unamortized debt discount was $12,932 and $50,000 of principal was outstanding under the Note.

During the years ended December 31, 2018 and 2017, respectively, we incurred $433,350 and $213,852 of interest expense, including amortization of discount of $67,113 and $105,272 and shares issued for extension of $68,376 and $0 and penalty of $100,000 and $0, respectively.

Note 7 – Notes Payable - Related Party

	December 31, 2018	December 31, 2017
13.25% unsecured note payable due May 5, 2017 (1)	$1,250,000	$1,250,000
10% unsecured note payable due December 31, 2018 (2)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (2)	-	(114,268)
Total debt	7,250,000	7,135,732
Less: current maturities	7,250,000	7,135,732
Long-term debt, net of current maturities	$-	$-

(1)	Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to have accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities.

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

(2)	On December 30, 2016, in connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company calculated and recorded $342,804 of imputed interest as debt discount. Starting from July 1, 2018, the note bears 10% annual interest. During the year ended December 31, 2018, we accrued 300,000 interest payable.

During the years ended December 31, 2018 and 2017, respectively, we incurred $778,393 and $394,974 of interest expense, including amortization of discount of $114,268 and $228,536 and shares issued for extension of $70,375 and $0, and penalty of $125,000 and $0, respectively.

Note 8 – Convertible Note Payable

	December 31, 2018	December 31, 2017
10% convertible note payable due May 10, 2018 (1)	$50,000	$50,000
8% convertible note payable due August 16, 2018 (2)	-	267,500
13.5% convertible note payable due February 11, 2020 (3)	44,000	-
12% convertible note payable due May 1, 2019 (4)	380,000	-
12% convertible note payable due December 6, 2019 (5)	45,000	-
10% convertible note payable due September 19, 19 (6)	58,300	-
Less: unamortized debt discount on convertible notes	(363,265)	(224,228)
Total debt	214,535	93,272
Less: current maturities	181,637	93,272
Long-term debt, net of current maturities	$32,898	$-

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to May 10, 2018, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 17, 2018, the note holder agreed to defer repayment of this note to December 15, 2018, the Company agreed to compensate the note holder with 50,000 shares of restricted common stock valued at $4,500. On April 4, 2019, note holder confirmed that the Company is not in default with respect to this note. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On November 17, 2017, the Company issued to FirstFire Global Opportunities Fund, LLC, (“FirstFire”) an unaffiliated investor, a senior convertible promissory note in the principal amount of $267,500 and received proceeds of $250,000 before giving effect to certain transactional costs including legal fees. As part of this transaction the Company also issued (i) warrants having an 18-month term, to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and (ii) 60,000 shares of the Company’s restricted common stock. This note accrues interest of 8% per annum and is due and payable on August 17, 2018. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price of the lower of (i) $0.665 per share or (ii) 50% of the lowest per share market values during the twenty (20) trading days immediately preceding a conversion date. If the lowest traded price of the Common Stock is less than the Conversion Price on the date following the Conversion Date on which the Holder actually receives from the Company, then the Conversion Price shall be deemed to have been retroactively adjusted, as of the Conversion Date, to a price equal to 75% multiplied by the lowest closing price of the Common Stock on the Free Trading Shares Receipt Date. This note is secured by a personal guaranty from the Company’s Executive Chairman, Kevin Sylla. The net proceeds of this note will be used for general corporate and working capital purposes. The aggregate relative fair value of the warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. Fair value of 60,000 shares of common stock was determined to be $18,250 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $288,964, of which $67,964 was expensed immediately to interest expense. $288,964 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The aggregate value of the original debt discount, warrant, conversion feature and 60,000 shares of common stock of $267,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. As of December 31, 2017, Company accounted for the conversion feature as a derivative valued at $458,387 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.6 year. As of December 31, 2018, the Company accounted for the conversion feature as a derivative valued at $454,444 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.07 year. On June 6, 2018, the Company made a principal payment in the amount of $100,000. Furthermore, the Company agreed to pay the remaining balance of $229,025 on or before thirty-five (35) days from June 5th, 2018. The Note may be converted if the Note Balance is not paid on or before thirty-five (35) days from June 5th 2018. FirstFire agreed that the Note is not in default. As consideration for agreeing to provide the Company with this extension of time to pay, the Company issued the investor 150,000 shares of restricted common stock, valued at $30,000. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire, was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 6, 2018, the Company agreed to make a principal payment in the amount of $50,000. Furthermore, the Company agreed to settle the debt for $210,000 on or before October 26, 2018, as consideration of extension, the Company issued 100,000 shares of common stock, at $9,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 13, 2018, the Company agreed to issue an additional 250,000 shares of common stock for an extension, valued at $11,250. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On November 6, 2018, the Company made a payment of $220,000 to FirstFire Global Opportunities Fund, LLC, representing a final and completed settlement of the Company’s outstanding obligations pursuant to the convertible promissory note dated November 17, 2017. As of On November 6, 2018, Company accounted for the conversion feature as a derivative valued at $283,580 which was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.25 year. As the result, the Company recorded $283,580 as gain on extinguishment of debt.

(3)	On August 11, 2018, the Company borrowed $44,000 from an unaffiliated investor, bearing an interest rate of 12.5% per annum and with a maturity date of February 11, 2020. As part of this transaction the Company also issued (i) warrants having a 24-month term, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.665 per share and (ii) 44,000 shares of the Company’s restricted common stock. The Note agreements give the lender the right to convert the loan amounts due into common stock at a fixed conversion price of $0.20. The aggregate relative fair value of the warrant was determined to be $9,035 on August 11, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 221%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2 year. Fair value of 44,000 shares of common stock was determined to be $5,280 using market price. The aggregate value of the warrant and 44,000 shares of common stock of $14,315 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. During the year ended December 31, 2018, the Company amortized the $815 of such discount to interest expense. At December 31, 2018, unamortized debt discount was $11,101 and $44,000 of principal was outstanding under the Note.

(4)

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

The Note accrues interest at 12% per year, and is due and payable on May 1, 2019 (“Maturity Date”). The Company may prepay the Note without prepayment penalty if prepaid during the first 180 days following issuance date. No prepayment is permitted after the initial 180 days from issuance. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price equal to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the latest complete trading day prior to the date of this Note and (ii) 50% multiplied by the during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The aggregate relative fair value of the warrant was determined to be $89,908 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. Fair value of 650,000 shares of common stock was determined to be $53,300 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $558,923, of which $364,131 was expensed immediately to interest expense. $194,792 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The aggregate value of the original debt discount, warrant, conversion feature and 650,000 shares of common stock of $380,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

F-20

(5)

On December 6, 2018, Foothills Exploration, Inc. (the “Company”), entered into a convertible loan transaction with an unaffiliated investor (“Holder”) in the principal amount of $136,500 (the “Note”). The Note is divided into three tranches, the first tranche of which, in the face amount of $45,500, funded and closed on December 7, 2018, before giving effect to certain transactional costs including legal fees yielding a net of $41,500. The Note carries an original issue discount of $12,000 (the “OID”) prorated to each tranche, to cover the Holder’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the negotiation, purchase and sale of the Note, which is included in the principal balance of this Note.

For each tranche funded under the Note, the Company agreed to issue warrants having a 5-year term to purchase up to 227,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with a cashless exercise option. The warrants are subject to adjustment in certain events such as forward or reverse stock splits or if subsequent financings are at terms that are more favorable to persons in subsequent issuances of securities.

The Note agreements give the Holder, after the 180th calendar day after the issue date, the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note due into fully paid and non-assessable shares of Common Stock at 50% multiplied by the lowest trading Price for the Common Stock during the twenty (20) Trading Day period prior to the Conversion Date.

Each tranche of the Note funded accrues interest at 12% per year. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment (each a “Maturity Date”), and is the date upon which the principal sum of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, shall be due and payable. This Company may prepay any amount outstanding under each tranche of this Note, during the initial 60 calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 125% multiplied the amount that the Company is prepaying Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 61st through 120 calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 135% multiplied the amount that the Company is prepaying. Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 121st through 180 calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 145% multiplied the amount that the Company is prepaying.

The Company may not prepay any amount outstanding under each tranche of this Note after the 180th calendar day after the issuance of the respective tranche of this Note. Any amount of principal or interest due pursuant to this Note, which is not paid by the Maturity Date, shall bear interest at the rate of the lesser of (i) fifteen percent (15%) per annum or (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that each tranche of the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed. Net proceeds obtained in this transaction will be used for general corporate and working capital purposes. No assurance can be given that any other tranche of the Note will be funded or that any amount due there under will be prepaid. No broker-dealer or placement agent was retained or involved in this transaction.

The aggregate relative fair value of the warrant was determined to be $7,880 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The Company accounted for the conversion feature as a derivative valued at $74,970, of which $42,850 was expensed immediately to interest expense. $74,970 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.00 year. The aggregate value of the original debt discount, warrant and conversion feature of $45,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

F-21

(6)

On December 19, 2018, Foothills Exploration, Inc. (the “Company”), entered into a convertible loan transaction with an unaffiliated investor (“Holder”) in the principal amount of $58,300 (the “Note”), which funded and closed on December 21, 2018, before giving effect to certain transactional costs including legal fees yielding a net of $53,000. The Note carries an original issue discount of $5,300 (the “OID”), to cover the Holder’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the negotiation, purchase and sale of the Note, which is included in the principal balance of this Note.

The Note agreements give the Holder, after the 180th calendar day after the issue date, the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note due into fully paid and non-assessable shares of Common Stock at the Conversion Price which equal the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty-five (25) Trading Day before the Issue Date of this Note or (ii) 60% multiplied by the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

The Note accrues interest at 10% per year. The maturity date for the Note is September 19, 2019 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. This Company may prepay any amount outstanding under this Note, during the initial 60 calendar day period after the issuance of this Note, by making a payment to the Holder of an amount in cash equal to 125% multiplied the amount that the Company is prepaying Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 61st through 120 calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 135% multiplied the amount that the Company is prepaying. Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 121st through 180 calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 140% multiplied the amount that the Company is prepaying.

The Company may not prepay any amount outstanding under each tranche of this Note after the 180th calendar day after the issuance of the respective tranche of this Note. Any amount of principal or interest due pursuant to this Note, which is not paid by the Maturity Date, shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that each tranche of the Note is fully paid and shall be computed on the basis of a 360-day year and the actual number of days elapsed. Net proceeds obtained in this transaction will be used for general corporate and working capital purposes. No broker-dealer or placement agent was retained or involved in this transaction.

The Company accounted for the conversion feature as a derivative valued at $102,942, of which $52,942 was expensed immediately to interest expense. $102,942 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 228%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The fair value of the conversion feature of $50,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

During the years ended December 31, 2018 and 2017, respectively, the Company incurred $529,121 and $49,071 of interest expense, including amortization of discount of $389,078 and $0 and shares issued for note extension of $24,750 and $0, respectively. At the year ended December 31, 2018 and 2017, the unamortized discount was $363,265 and $224,228, respectively .

The following table reconciles, for the period ended December 31, 2018, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2017	$458,387
Additions related to embedded conversion features of convertible debt issued	736,835
Change in fair value of conversion features	(50,619)
Reductions in fair value due to principal repayments and conversion	(483,283)
Balance of embedded derivatives at December 31, 2018	$661,320

Derivative liabilities were determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 144 - 230%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.33 – 0.93 year.

Note 9 – Common Stock

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

We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price of $1.50 and an adjusted exercise price of $0.665 and, as a result, $59,801 was recorded as down round feature as interest expense under ASC 260--10--30--1. Foothills determined the amount of $59,801 using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

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

During the year ended December 31, 2018, the Company agreed to issue Berwin an aggregate 350,000 shares of restricted common stock for an extension of their note originally issued January 5, 2017 in the amount of $1,250,000 (see Note 7). These shares were valued at $70,375.

During the year ended December 31, 2018, the Company issued Profit Well 400,000 shares of restricted common stock for an extension of their note originally issued August 10, 2017 in the amount of $1,050,000 (see Note 6). These shares were valued at $106,700. 100,000 of these shares were authorized during 2017.

During the year ended December 31, 2018, the Company agreed to issue a third party an aggregate of 659,000 shares of restricted common stock in connect with new notes and extensions of their notes (see Note 6 and 8). These shares were valued at $70,230. 105,000 shares of common stock were authorized but not issued as of December 31, 2017. All 964,000 shares of common stock, valued at $132,130, were issued during year ended December 31, 2018. 0 and 105,000 shares of common stock, valued at $0 and $45,900 were authorized but not issued as of December 31, 2018 and 2017, respectively.

On August 22, 2018, the Company agreed to issue a third party 60,000 shares of restricted common stock to extend maturity date of a promissory note issued on November 1, 2017, valued at $7,800.

On September 13, 2018, the Company agreed to issue 125,000 shares of restricted common stock to FirstFire to defer the expiration date of their notes, valued at $11,250. These shares were issued on November 28, 2018.

On October 9, 2018, the Board of Directors of the Company approved and authorized an aggregate of 540,000 shares of common stock to various service providers for their continued service and additional attention rendered to the Company. These shares were valued at $54,000.

On November 1, 2018, in connection with a convertible note, the Company issued 650,000 shares of the Company’s restricted common stock, valued at $53,300.

As of December 31, 2018, the Company had 22,075,738 shares of common stock issued and outstanding.

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

On November 1, 2018, the Company issued an unaffiliated investor two tranches of warrants in connection with a convertible promissory note in the principal amount of $380,000. (i) tranche 1 are warrants having a 5-year term to purchase 687,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option and (ii) tranche 2 are warrants having a 5-year term to purchase 2,062,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option. Tranche 2 warrants may be redeemed by the Company for $20,000 (“Call Payment”) beginning on the date of issuance, November 1, 2018, and ending on the date which is 180 calendar days following the issuance date (the “Call”). The aggregate relative fair value of the warrant was determined to be $89,908 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year.

On December 31, 2018, the Company issued an unaffiliated investor warrants to purchase 227,500 shares of common stock at a strike price of $0.20 per share expiring in 5 years, in connection with a convertible promissory note in the principal amount of $45,500. The relative fair value of the warrant was determined to be $7,880 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year.

The following table summarizes all stock warrant activity for the year ended December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	1,025,000	$2.32	4.42
Granted	1,658,515	1.09	2.18
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2017	2,683,515	1.56	2.65
Granted	3,077,500	0.22	4.74
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2018	5,761,015	$0.82	3.30
Exercisable, December 31, 2018	5,761,015	$0.82	3.30

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

On February 27, 2017, the Company granted to Mr. Kevin J. Sylla, currently our Executive Chairman of the Board, options to purchase 1,200,000 common shares at a strike price of $1.99 per share, vesting quarterly over the term of three years.

The fair value of 1,200,000 options was determined to be $1,986,902 on February 27, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 129%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 7 years.

During the years ended December 31, 2018 and 2017, we recorded $970,329 and $816,140 option expense. As of December 31, 2018, the unamortized option expense was $816,490.

The following table summarizes all stock option activity for the year ended December 31, 2018:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	450,000	$3.00	9.39
Granted	1,600,000	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2017	2,050,000	2.21	6.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, December 31, 2018	2,050,000	$2.21	5.26
Exercisable, December 31, 2018	1,500,000	$2.29	5.36

Note 10– Other Related Party Transactions

Wilshire Energy Partners, LLC

Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. During the years ended December 31, 2018 and 2017, Wilshire advanced the Company $181,083 and $0 for operating purposes and the Company repaid $74,324 and $0, respectively   .

As of December 31, 2018, and 2017, total amount due to officers and directors were $687,770 and $362,714.

From June 21, 2018 to June 23, 2018 four (4) officers and directors of the Company agreed to convert $566,300 of accrued wages and fees into 3,836,111 shares of restricted common stock.

Note 11 – Commitments and Contingencies

During the audit process, a vendor for whom the Company has recorded $50,000 in accounts payable, confirmed an open invoice due to them that was greater than what was reported on the Company’s financial statements. The Company believes that this invoice is legally disputable, as follows:

1.	The invoice was only prepared and submitted after the request for a confirmation letter. No demand has ever been made to the Company for payment either orally, invoice or letter.
2.	The invoice fails to reflect any payments made to the account, although Company records show that certain amounts were paid to this account.
3.	The invoice includes a bonus fee for services rendered in connection with a lease transfer. This fee was not earned in that the milestone for the bonus was a lease transfer which remains in litigation and the terms of the oral modification of the written contract between the parties required the successful completion of the transfer as the milestone.
4.	The contract between the parties was terminated in May, 2018.

The Company believes that the invoice is completely irregular and does not represent any legitimate debt of the Company to this vendor.

Contractual Obligations

Operating Leases

Effective May 1, 2017, the Company entered into a 39-month lease, expiring July 31, 2020, for its Denver, Colorado, corporate office at a total rental of approximately $10,051 per month. During the years ended December 31, 2018 and 2017, the Company paid $25,801 and $47,821 for  its Denver office space, redeemed unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments of $22,907 and $0, respectively and recorded $22,907 and $0 as other income, respectively. The lease was terminated on September 1, 2018.

On October 5, 2016, the Company launched its Exploration Division and opened a new office in Houston, Texas, to support the division’s staff, at a monthly rental amount of $2,298. On March 27, 2018, the Company closed that office. During the years ended December 31, 2018 and 2017, the Company paid $0 and $6,894 for its Houston office space.

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through December 31, 2018, noted below in accordance with Auditing Standard 2801.03.

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

Graco had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,964.59 to Graco. The first payment due on May 9, 2018, has already been made to the judgment holder. The second payment of $32,792.92 is due on July 9, 2018; the third payment of $32,792.92 is due on September 9, 2018; the fourth payment of $32,792.92 is due on November 9, 2018; and fifth and final payment of $32,792.92 is due on January 9, 2019. If any of the above payments are not made when due, Grace will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any default under the settlement agreement, other than making the first payment described above. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement. TEO made its third payment of $32,793 on September 11, 2018, within the 10-day cure period provided in the settlement agreement. TEO also made its fourth payment of $32,793 on November 15, 2018. On January 25, 2019, the Plaintiff issued a Writ of Execution Notice. A Notice of Sheriff Sale was filed on February 1, 2019.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of December 31, 2018, we recorded $12,115.31 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

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

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at December 31, 2018, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter since the Company’s last quarterly report filed with the SEC.

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

A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting their petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner. No further action filed in this matter as of the date of this current annual report.

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

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings. No further action filed in this matter as of the date of this current annual report.

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

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current annual report.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current annual report.

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

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current annual report.

Zealous Energy Services, LLC vs. Foothills Petroleum Operating, Inc. (Docket No. 086708 Div. C 16th Judicial District Court, Parish of St. Martin, Louisiana)

On September 28, 2018, the Court after reviewing the record of these proceedings, found the law and evidence supported Plaintiff’s demands and, without holding a hearing, ruled as follows: the Court ordered, adjudged and decreed that a money judgement be rendered in favor of Zealous Energy Services, LLC and against Foothills Petroleum Operating, Inc. in the full and true amount of $53,026.58, plus interest at the judicial interest rate of 5% per annum from January 24, 2018, the date of judicial demand, until finally paid, plus attorney’s fees of $1,260.00 and all cost. On March 1, 2019, a Motion to Examine Judgment Debtor was filed with the court.

633 17th Street Operating Company LLC v. Foothills Exploration, Inc. (Case No. 2019CV30189, District Court, City and County of Denver, Colorado)

This case was filed on January 16, 2019, seeking unpaid leasehold obligations in the amount of $75,107 from the Defendant. No service has been affected. The Company is seeking to resolve this claim without further litigation.

As of December 31, 2018, and December 31, 2017, the balance of other liabilities was $282,676 and $305,935, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are summarized below.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018, and 2017, management determined it is More likely than not that the Deferred Tax Assets will not be utilized, since a loss Company to date and no evidence of income in the past.

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory & estimated State tax rate and the effective tax rate for the years ended December 31, 2018 and 2017.

	2018	2017
Net operating loss carryforward	$(3,373,837)	$(2,029,437)
Stock based compensation	25,638	40,248
Fair value of options	223,879	195,873
Total deferred tax assets	(3,115,321)	(1,793,316)
Valuation allowance	$3,115,321	$1,793,316
Net deferred tax asset	-	-

	2018	2017
U.S federal statutory income tax	-21%	-34%
State tax, net of federal tax benefit	-3%	-6%
Stock based compensation	-%	-%
Change in valuation allowance	24%	50%
Effective tax rate	-%	-%

At December 31, 2018 and 2017, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $12,464,311 and $6,844,052, respectively, which, if not utilized earlier, expire through 2037.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code Sections 382 and 383. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization. The Company has not calculated its IRC Section 382 and 383 change of ownership to date, within the meaning of Internal Revenue Code Section 382 and 383, which would limit the use of net operating losses or render such worthless.

Federal, State & Local Income tax remain open by statute. The Company has not filed certain state income tax returns for the last few years, but does not believe any income tax is due, if any, it would not be material

Note 13 – Subsequent Events

Acquisition of 22 producing natural gas wells situated on 18,214 acres in Greater Green River Basin, Wyoming

Subsequent to the period ended December 31, 2018 and on March 6, 2019, the Company, through its indirect wholly-owned subsidiary, Foothills Exploration, LLC, closed on the acquisition of 22 natural gas wells and approximately 18,214 gross acres (14,584 core), 78% held by production, located in the Greater Green River Basin in Wyoming (the “GRB Assets”). Some of the underlying leases come with certain depth restrictions and roughly 80% of the acreage remains undeveloped. The GRB assets were purchased for approximately $700,000, in an all-cash transaction, which was financed through Company borrowings. The 22 natural gas wells are currently producing approximately 900 Mcf/d and the Company plans to implement a field-wide optimization program over the next 60-90 days designed to increase current production rates.

For additional details, please refer to the Company’s current report filed on Form 8-K with the SEC on March 12, 2019.

Extension of Debt – 10% senior secured convertible promissory note due September 1, 2019

Subsequent to the period ended December 31, 2018 and on March 6, 2019, the Company closed on a loan transaction with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) pursuant to which the Company issued FirstFire a senior secured convertible promissory note (“FirstFire Note”) in the principal amount of $705,882, and received proceeds of $600,000, before giving effect to certain transactional costs. As part of this transaction the Company issued (i) warrants having an 18-month term, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.50 per share, with a cashless exercise feature. The warrants are subject to adjustment in certain events such as forward or reverse stock splits or if subsequent financings during the exercise period of the warrants are at terms that are more favorable to persons in subsequent issuances of securities.

The FirstFire Note accrues interest of 10% per annum, and matures on September 1, 2019, which is the date upon which the principal sum, the original issue discount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company has agreed to make payments of $20,000 per month pursuant to a cash management agreement as described in the note agreements. The FirstFire Note is collateralized by the GRB Assets described above, which principally are being acquired by the Company with the net proceeds of this Note.

For additional details, please refer to the Company’s current report filed on Form 8-K with the SEC on March 12, 2019.

Entry into a Material Definitive Agreement

Subsequent to the period ended December 31, 2018 and on March 22, 2019, the Company, through its indirect wholly owned subsidiary, Foothills Exploration, LLC, entered into a letter agreement with an affiliate of American Shale Energy, LLC, to acquire approximately 16,387 net acres located in Wyoming’s Wind River Basin (the “WRB Assets”), which was announced in the Company’s press release issued on March 25, 2019. On March 28, 2019, the Company closed on the acquisition of the WRB Assets for an undisclosed sum and a reservation of overriding royalty interest in the leases, netting the Company with an 82.5% net revenue interest and 100% of the working interest.

Final assignment of the leases covered under this letter agreement will be assigned to Foothills Exploration, LLC, the Company’s operating subsidiary in Wyoming. Federal Bureau of Land Management leases, totaling 16,066 net acres, will require the Company to pay annual delay rental payments during the remaining primary term of the leases, if no commercial quantities of hydrocarbons are produced or minimum royalties are not met, totaling approximately $128,584 over the next four years.

The fee leases covering approximately 320 net acres will need to be renegotiated with the respective mineral rights owners and if said leases, amounting to less than 2% of the total acquired acreage cannot be renegotiated, then the Company will lose said acreage. Geopinion, Inc., a geological services firm based in Salt Lake City, advised the Company in managing the negotiated sale process and will be paid a finder’s fee consisting of 125,00 shares of the Company’s restricted common stock.

For additional details, please refer to the Company’s current report filed on Form 8-K with the SEC on March 29, 2019.

Debt – 12% convertible note payable due September 6, 2019

Subsequent to the period ended December 31, 2018 and on March 8, 2019, the Company closed on a loan transaction with Labrys Fund, L.P., a Delaware limited partnership, (“Labrys”), pursuant to which, the Company issued a convertible promissory note dated March 6, 2019, in the principal amount of $380,000, with an original issue discount of 10% and received proceeds of $342,000, before giving effect to certain transactional costs including legal fees (the “Labrys Note”). The Company utilized proceeds in part to pay (i) $110,000 to Labrys as partial repayment of a convertible promissory note issued on November 1, 2018 and (ii) $40,000 to the Company’s auditor. As part of this transaction the Company also issued Labrys warrants having a five-year term to purchase 608,000 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The Labrys Note accrues interest at 12% per year and is due and payable on September 6, 2019. The Company may prepay the Labrys Note without prepayment penalty if prepaid during the first 180 days following issuance date. No prepayment is permitted after the initial 180 days from issuance. The warrants are subject to adjustment in certain events such as forward or reverse stock splits or if subsequent financings are at terms that are more favorable to persons in subsequent issuances of securities.

For additional details, please refer to the Company’s current report filed on Form 8-K with the SEC on March 14, 2019.

Debt – 10% convertible note payable due December 19, 2019

Subsequent to the period ended December 31, 2018 and on March 19, 2019, the Company entered into a securities purchase agreement (the “JSC SPA”) with Jefferson Street Capital, LLC, an unaffiliated investor (“JSC”), pursuant to which the Company issued and sold to JSC a convertible promissory note (the “JSC Note”) in the principal amount of $52,250 (the “JSC Principal”). The foregoing transaction closed on March 28, 2019 and the Company received $47,500 before giving effect to certain transactional costs including legal fees.

The JSC Note accrues interest at 10% per year and carries an original issue discount of $4,750. The maturity date for the JSC Note is December 19, 2019, at which time the JSC Principal, and any accrued but unpaid interest, is due and payable. The holder may convert after the 180th calendar day after the issue date of the JSC Note, all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the JSC Note due into shares of common stock of the Company at the conversion price that is equal to the lesser of (i) 60% multiplied by the lowest Trading Price (as defined in the note) during the previous twenty-five (25) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 40%) or (ii) 60% multiplied by the Market Price (as defined in the note) (representing a discount rate of 40%).

For additional details, please refer to the Company’s current report filed on Form 8-K with the SEC on February 4, 2019.

Debt – 12% convertible note payable due March 28, 2020

Subsequent to the period ended December 31, 2018 and on March 20, 2019, the Company, entered into Amendment #1 to the Securities Purchase Agreement dated December 6, 2018, with Crown Bridge Partners, LLC, an unaffiliated investor (“Holder”) pursuant to which the Company closed on March 28, 2019 a second tranche under the note, dated December 6, 2017, with a face value of $40,018 (the “Second Tranche”). The Company received $36,500 after giving effect to prorated OID, as defined below, but before certain transaction costs and legal fees. The note carries an original issue discount of $12,000 (the “OID”) to face value prorated to each tranche, to cover the Holder’s transaction related costs incurred in connection with the negotiation, purchase and sale of the note. Each tranche of the note funded accrues interest at a rate of 12% per year. The principal amount of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, is due and payable twelve (12) months from the date on which each respective tranche is delivered to the Company. The Company may not prepay any amount outstanding under each tranche of this Note after the 180th calendar day after the issuance of the respective tranche received pursuant to the Note.

For additional details, please refer to the Company’s current report filed on Form 8-K with the SEC on February 4, 2019.

Common Stock Issuance

●	During February 2019, we issued 200,000 shares of common stock to various consultants for services rendered.

●	During February 2019, a third party debt holder cashless exercised 875,000 shares of warrant to purchase common stocks.

●	During March 2019, 650,000 shares were returned in connection with partial repayment made to debt holder and the same holder cashless exercised 1,110,000 shares of warrant to purchase common stocks.

Contingent Liabilities – Legal Proceedings

633 17th Street Operating Company LLC v. Foothills Exploration, Inc. (Case No. 2019CV30189, District Court, City and County of Denver, Colorado)

This case was filed on January 16, 2019, seeking unpaid leasehold obligations in the amount of $75,107 from the Company. The Company is seeking to resolve this claim without further litigation.

Graco Fishing & Rental Tools, Inc. vs. Tiger Energy Operating LLC (Case No. 160800005 8th Judicial District Court, Duchesne County, State of Utah)

Regarding the Company’s Utah properties, there was a settlement agreement between Graco Fishing & Rental Tools, Inc. (“Graco”) and Tiger Energy Operating, LLC (“TEO”), an indirect subsidiary of the Company and the Operator of the Duck Creek wells. Graco obtained a default judgment of $159,965 against TEO, subsequent to which they were also issued Writs of Execution against the certain TEO wells, located in Uintah and Duchesne County, Utah.

Graco had scheduled foreclosure sales of TEO’s interests in four wells (A Rust 2, Dye-Hall 2-21-A1, Wilkins 1-24A5, and Rust 3-22A4), which was to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,965 to Graco. If any of the above payments were not made when due, Graco had the right to immediately execute the Sales. Graco also had the right to maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. On June 27, 2018, Finley Resources, Inc. (“Finley”), acquired all of Graco’s right, title and interest in the settlement agreement.

The first four settlement payments to the judgment holder were made timely but the last and final payment was made late, and the judgment holder (i.e. Finley) rejected TEO’s final payment. The Company disputes this because the final date of the 10-day cure period was on a Saturday, which is not considered a business day and therefore, the payment was made on the following business day. On January 25, 2019, Finley issued a Writ of Execution Notice and a Notice of Sheriff Sale was filed on February 1, 2019, for the four wells: A Rust 2, Dye-Hall 2-21-A1, Wilkins 1-24A5, and Rust 3-22A4. While it believes it could prevail should it protest Finley’s actions, the Company believes that the production value of the affected properties is limited. For additional details, please review the Legal Proceedings section of this 10-K report.

Note 14 - Supplemental Oil and Gas Reserve Information (Unaudited)

The Company’s oil and gas properties and proved reserves are located in the United States.

Results of operations from oil and gas producing activities

The results of operations from the Company’s oil and gas producing activities for the years ended December 31, 2018 and 2017 are summarized below:

	December 31,
	2018	2017
Net revenues from production:
Sales of oil and gas production to third parties	$2,567,438	$155,161

Production costs:
Oil and gas lease operating expense	(1,648,155)	(252,753)
Depletion, depreciation, amortization, accretion, and impairment expense	(2,908,787)	(1,525,784)
Income tax expense	—	—
Results of operations	$(1,989,504)	$(1,623,376)

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

Capitalized costs

Capitalized costs and accumulated depletion, depreciation, and amortization relating to the Company’s oil and gas producing activities as of December 31, 2018 and 2017 are summarized below:

	2018	2017
Unproved properties not being amortized	$106,299	$2,509,274

Proved properties subject to amortization	12,752,515	10,762,380
Accumulated depreciation, depletion, and amortization	(431,554)	(18,016)
Net capitalized costs	$12,427,260	$13,253,638

Costs incurred in oil and gas property acquisition, exploration, and development activities

The following table summarizes the Company’s costs incurred in property acquisition, exploration and development activities for the year ended December 31, 2018 and 2017:

	2018	2017
Proved acreage	$(871,637)	$18,653
Producing assets	184,742	580,158
Incomplete construction	(1,501,369)	1,501,369
Exploration costs	1,361,886	(148,533
Development costs	—	—
Net capitalized costs	$(826,378)	$1,951,647

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

The reserves estimates set forth below were prepared by a third party engineering firm using reserves definitions and pricing requirements prescribed by the SEC. Chapman Petroleum Engineering Ltd. (“Chapman”) prepared our reserves report at January 1, 2019 and 2018. Chapman is an independent consultant, does not own any interest in the Company’s properties, and is not engaged contingent upon the value of the Company’s properties. Chapman prepared reserves estimates under a discounted cash flow analysis of estimated future net revenue, applying knowledge of concepts including uncertainty and risk, probability and statistics, and deterministic and probabilistic estimation methods in properly using and applying reserves definitions. The data utilized were furnished to Chapman by the Company or obtained from public data sources. Chapman is a professional engineering firm specializing in the technical and financial evaluation of oil and gas assets.

Estimated quantities of oil and natural gas reserves

The following table sets forth certain data pertaining to changes in reserves quantities of the proved, proved developed, and proved undeveloped reserves for the years ended December 31, 2018 and 2017.

	December 31,
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(MSTB)	(MCF)	(MSTB)	(MCF)
	2018	2018	2017	2017
TOTAL PROVED RESERVES
Beginning of year	4,174	8,353	—	—
Purchases of minerals in place	—	—	1,622	811
Sales of minerals in place	—	—	—	—
Extensions and discoveries	—	—	4,174	8,353
Revisions of previous estimates	161	2,099	(1,620)	(811)
Production	(764)	(870)	—	—
End of period	4,334	9,582	4,174	8,353

PROVED DEVELOPED RESERVES
Proved developed producing	—	—	—	—
Proved developed nonproducing	—	—	—	—
End of period	—	—	—	—
Total proved undeveloped	4,334	9,582	4,174	8,353

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

Net cash flows at December 31,	2018	2017

Future cash inflows	$360,258,000	$268,949,000
Future production costs	(126,192,000)	(103,926,000)
Future development costs	(53,250,000)	(48,000,000)
Future income tax expense	(54,833,123)	(23,275,919)
Future net cash flows	125,982,877	93,747,081
10% annual discount for estimated timing of cash flow	(77,591,818)	(68,046,395)
Standard measure of discounted future net cash flows related to proved reserves	$48,391,059	$25,700,686

Changes in standardized measure of discounted future net cash flows

The principal sources of changes in the standardized measure of the future net cash flows for the years ended December 31, 2018 and 2017 are:

	2018	2017
Balance, beginning of period	$25,700,686	$9,531,132
Sales and transfers of oil and gas produced during the period	(1,133,957)	97,592
Sales of minerals in place	—	—
Purchases of minerals in place	—	—
Net change in sales price, net of production costs	18,083,915	(4,564,023)
Net changes due to extensions and discoveries	—	50,755,047
Changes in estimated future development costs	(1,848,661)	(25,709,147)
Previously estimated development costs incurred during the period	—	—
Net change due to revisions in quantity estimates	6,749,925	(16,007,121)
Other	2,227,581	11,284,522
Accretion of discount	3,599,200	3,599,200
Net change in income tax	(4,987,627)	(3,286,516)
Balance, end of period	$48,391,059	$25,700,686

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2018:

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Kevin J. Sylla	44	Executive Chairman and Director
B.P. Allaire	47	Chief Executive Officer, Interim Chief Financial Officer and Director
Christopher C. Jarvis	47	Executive Vice President of Finance and Director
Alex M. Hemb	55	Director

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

Mr. Hemb is formerly the Vice President of Engineering for Helmer Directional Drilling, where he worked for 15 years. He spent nine years working across a variety of engineering, planning and sales roles with Baker Hughes both in the U.S. and internationally. He has a proven management track record, having performed a success turn-around of the Norwegian division of CETCO, returning the division to profitability by reducing losses, growing new business, right-sizing the company and hiring his replacement Managing Director to lead the division. Mr. Hemb has a B.S. and M.Sc. in Petroleum Engineering from Montana Tech, and holds numerous certifications from various oil and gas technical schools. He completed compulsory Military Training in Norway and served as a Military Police based at NATO’s Northern European HQ.

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

Compliance with Section 16(a) of the Exchange Act.

Not applicable.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect to our principal executive officer and principal financial officer for the years ended December 31, 2018, and 2017.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kevin J. Sylla	2018	$11,500	-	210,000	-	-	-	221,500
Executive Chairman	2017	203,600	-	-	557,058	-	-	760,658

B.P. Allaire	2018	47,490	-	110,300	-	-	-	157,790
Chief Executive Officer	2017	99,700	-	501	-	-	-	100,201

Christopher Jarvis	2018	45,300	-	166,000	-	-	-	211,300
EVP, Finance	2017	134,000	-	418	259,081	-	-	393,499

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2018.

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

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2018 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on March 26, 2019 issued and outstanding shares of common stock filing as of the filing of this Annual Report on Form 10-K by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percentage of Common Stock
Directors and Officers (1):
Kevin J. Sylla	3,405,000	14.4%
B.P. Allaire	945,333	4.0%
Christopher Jarvis	1,231,667	5.2%
Alex Hemb	659,111	2.8
All Officers and Directors as a Group (5 persons)	6,241,111	26.4%

5% or Greater Beneficial Owners
Wilshire Energy Partners, LLC (2)	4,800,752	20.3%
Berwin Trading Limited (3)	3,457,519	14.6%
Total Belief Limited (4)	2,083,334	8.8%
Lan Fang Ouyang (5)	1,503,759	10.1%

1.	The address for each of the officer and directors is 10940 Wilshire Blvd., 23rd Floor, Los Angeles, CA 90024.
2.	The address for Wilshire Energy Partners, LLC, is 11111 Santa Monica Blvd, Suite 1700, Los Angeles. CA 90025.
3.	The address for Berwin Trading Limited is Flat B, 28/F, Block 9, Larvotto, 8 Praya Road, Ap Lei Chau, Hong Kong.
4.	The address for Total Belief Limited is Room 1402, 14/F, New World Tower I, 16-18 Queen’s Road Central, Hong Kong.
5.	The address for Lan Fang Ouyang is Room 607, Yin Zuo Ge, Xu Fei Hua Da, Yaun, 2057 Cui Zhu Road, Luo Hu, Shenzhen, Guangdong 51800, China.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Berwin Trading Limited

Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited, a British Virgin Islands limited liability company. The Company executed a promissory note, titled as a Debenture, with the lender dated as of December 30, 2016, with proceeds being received by the Company on January 5, 2017. This loan is unsecured, bears interest at 9% per year and is due and payable in 120 days from the receipt of funds. If any amount payable is not paid when due, any such overdue amount shall bear interest at the default rate of 11% from the date of such non-payment until such amount is paid in full. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities. On May 4, 2017, the Company and Berwin agreed to extend the maturity date of the debenture to June 20, 2017, in return for an annual interest rate increase from 9% to 13.5% per annum for the life of the debenture. On November 3, 2017, Berwin agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Berwin also reaffirmed its belief that the Company will either extend or repay the obligation to their satisfaction. As partial consideration for the deferment, the Company issued Berwin 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Berwin and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Berwin with 250,000 shares of restricted common stock. In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $125,000 shall become due and payable to Berwin by the Company. As of December 31, 2018, the balance of accrued interest was $166,438. During the year ended December 31, 2018, the Company recorded interest expense in the amount of $166,438.

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

The foregoing descriptions of the agreements with Alternus are summaries only that outline the principal terms of those documents and those descriptions are qualified in their entirety by reference to those agreements which are attached as exhibits to our Form 8-K filed with the Securities and Exchange Commission on June 10, 2016 and incorporated herein thereby.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2018 and 2017, for professional services rendered by RBSM, LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees and Audit Related Fees	$64,775	$31,000
Tax Fees	-	2,650
All Other Fees	-	-
Total	$64,775	$33,650

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

FOOTHILLS EXPLORATION, INC.

Dated: April 16, 2019	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ B. P. Allaire	Chief Executive Officer and Interim Chief Financial Officer	April 16, 2019
B. P. Allaire	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Alex M. Hemb	Director	April 16, 2019
Alex M. Hemb

/s/ Christopher C. Jarvis	Executive Vice President of Finance and Director	April 16, 2019
Christopher C. Jarvis

