Form 10-Q
period 2019-03-31
FOOTHILLS EXPLORATION, INC.
filed 2019-05-20
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FTXP	Otcmarkets.com

As of May 20, 2019, there were 23,610,738 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,616	$1,139
Restricted cash	120,000	120,000
Accounts receivable - trade	-	10,090
Accounts receivable – oil and gas	155,723	-
Prepaid expenses	82,745	6,086
Other receivable	171,254	-
Total current assets	533,338	137,315

Oil and gas properties, full cost accounting
Properties not subject to amortization	106,299	106,299
Properties subject to amortization, net	12,900,661	12,036,804
Support facilities and equipment, net	295,973	284,157
Net oil and gas properties	13,302,933	12,427,260

Property and equipment, net	4,491	6,337
Other assets:
Right of use assets	170,663	-
Surety and performance bonds	145,000	145,000
Total assets	$14,156,425	$12,715,912

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$4,214,718	$4,320,261
Accounts payable – related party	987,050	794,529
Accrued interest	552,212	375,232
Accrued interest - related party	951,798	760,188
Notes payable	1,780,603	1,595,697
Notes payable - related party	7,250,000	7,250,000
Convertible note payable, net	487,100	181,637
Derivative liabilities	7,173,844	661,320
Leasing liabilities	98,217	-
Other liabilities	303,794	282,676
Total Current Liabilities	23,799,336	16,221,540
Long-Term Liabilities:
Asset retirement obligation	568,977	340,117
Leasing liabilities	75,660	-
Convertible note payable, net	-	32,898
Total Liabilities	24,443,973	16,594,555

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,610,739 and 22,075,738 shares issued and outstanding, respectively	2,362	2,208
Additional paid in capital	16,860,431	11,173,120
Accumulated deficit	(27,150,341)	(15,053,971)
Total stockholders’ deficit	(10,287,548)	(3,878,643)
Total Liabilities and Stockholders’ Deficit	$14,156,425	$12,715,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Revenue	$996,819	$728,230

Operating expenses
Lease operating expense	393,803	467,855
Selling, general and administrative expense	775,722	730,425
Depreciation, depletion, amortization and accretion expense	210,083	114,375
Total operating expenses	1,379,608	1,312,655

Loss from operations	(382,789)	(584,425)

Other income (expenses):
Interest and debt amortization expense and change in derivative liabilities	(7,468,864)	(294,600)
Other income	18,905	17,180
Gain on extinguishment of debt	732,353	-
Total other income (expenses)	(6,717,606)	(277,420)

Net Loss	$(7,100,395)	$(861,845)

Net loss per share – basic and diluted	(0.31)	(0.06)

Weighted average common shares – basic and diluted	22,648,738	14,900,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2017	-	$-	14,900,627	$1,490	$8,847,394	$93,900	$(8,468,465)	$474,319
Shares issued for inducement of note payable	-	-				105,075		105,075
Options issued for services	-	-	-	-	239,259	-	-	239,259
Net income	-	-	-	-	-	-	(861,845)	(861,845)
Balance as of March 31, 2018	-	$-	14,900,627	$1,490	$9,086,653	$198,975	$(9,330,310)	$(43,192)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2018	-	$-	22,075,738	$2,208	$11,173,120	$-	$(15,053,971)	$(3,878,643)
Common issued for services	-	-	200,000	20	9,980			10,000
Options issued for services	-	-	-	-	212,255	-	-	212,255
Fair value of warrants issued with note payable	-	-			469,235		-	469,235
Deemed dividend on warrant repricing					4,995,975		(4,995,975)	-
Shares returned	-	-	(650,000)	(65)	65			-
Warrant exercises	-	-	1,985,000	199	(199)			-
Net income	-	-	-	-	-	-	(7,100,395)	(7,100,395)
Balance as of March 31, 2019	-	$-	23,610,738	$2,362	$16,860,431	$-	$(27,150,341)	$(10,287,548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net loss	$(7,100,395)	$(861,845)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	210,083	114,375
Interest, amortization of debt discount and change in derivative liabilities	7,100,082	102,884
Gain on extinguishment of debt	(732,353)	-
Common stock and warrants issued for inducement of the note extension	-	105,075
Common stock and stock payable issued for services and fair value of options	222,255	239,259
Premium on rent	3,214	123
Changes in operating assets and liabilities:
Accounts receivable	(145,633)	(363,957)
Prepaid expenses	(76,659)	(13,898)
Other receivables	(171,254)	-
Accounts payable and accrued liabilities	(112,132)	264,779
Accounts payable and accrued liabilities - related party	384,131	390,694
Other liabilities	21,118	21,956
Net cash provided by (used in) operating activities	(397,543)	(555)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(78,981)	-
Net cash used investing activities	(78,981)	-

Cash Flows from Financing Activities
Proceeds from notes payable	176,001	-
Proceeds from convertible note payable	303,000	-
Net cash provided by (used in) financing activities	479,001	-

Net increase in cash, cash equivalents and restricted cash	2,477	(555)

Cash, Cash Equivalents and Restricted Cash, beginning of period	121,139	-

Cash, Cash Equivalents and Restricted Cash, end of period	$123,616	$(555)

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$121,139	$-
Restricted cash at beginning of period	120,000	240,000
Cash and cash equivalents and restricted cash at beginning of period	$1,139	$(240,000)

Cash and cash equivalents at end of period	$123,616	$(555)
Restricted cash at end of period	120,000	240,555
Cash and cash equivalents and restricted cash at end of period	$3,616	$(240,000)

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of cash flow information:
Asset Retirement Obligation	$222,194	$-
Debt discount	$(1,211,675)	$-
Notes payable issued against payment of notes payable	$(110,000)	$-
Notes payable against acquisition of assets	$592,500	$-
Leasing Assets recognized under ASC 842	$(170,663)	$-
Deemed dividend	$4,995,975	$-
Unpaid liabilities in acquisition of oil and gas property	$-	$1,830,141

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through March 31, 2019, has a working capital deficit at March 31, 2019, of $23,265,998, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Functional Currency

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the current assets section of our consolidated balance sheet. At March 31, 2019 and December 31, 2018, the Company had restricted cash of $120,000 and $120,000, respectively. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question.

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

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. During the three months ended March 31, 2019, the Company accrued $155,723 of net revenue receivable related to GRB Assets. See Note 4 – Property and Equipment. EOG Resources, Inc. (“EOG”), the operator of two wells in which the Company has a 21.62% working interest. The Company has been informed that EOG will apply to unpaid invoices of the Company’s share of costs to drill two wells until EOG has recovered those costs. During the three months ended March 31, 2019, those costs were $190,527, of which $170,122 were capitalized. See Note 4 – Property and Equipment.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Carrying	Fair Value Measurement at
	Value	March 31, 2019
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	7,173,844	—	—	7,173,844

	Carrying	Fair Value Measurement at
	Value	December 31, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	661,320	—	—	661,320

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

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) available to stockholders	$(7,100,395)	$(861,845)
Basic net income allocable to participating securities (1)	—	—
Income (loss) available to Foothills Exploration, Inc.’s stockholders	$(7,100,395)	$(861,845)

Denominator:
Weighted average number of common shares outstanding-Basic	22,648,738	14,900,627
Effect of dilutive securities:
Options and warrants (2)	68,917,489	—
Stock payable (3)	—	655,000
Convertible notes (4)	35,530,178	3,647,105
Weighted average number of common shares outstanding-Diluted	127,096,405	19,202,732

Net income (loss) per share:
Basic	$(0.31)	$(0.06)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three months ended March 31, 2019, “out of the money” stock options representing 2,050,000 shares and warrants representing 2,516,015 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the three months ended March 31, 2018, “out of the money” stock options representing 2,050,000 shares and warrants representing 2,683,515 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the three months ended March 31, 2018, stock payable representing 655,000 shares were anti-dilutive.

(4)	For the three months ended March 31, 2019 and 2018, convertible notes representing 35,530,178 and 3,647,105 shares were anti-dilutive.

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

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement.

The Company adopted the package of practical expedients and transition provisions available for expired or existing contracts, which allowed the Company carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. Additionally, for real estate leases, the Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Further, the Company elected the short-term lease exception policy, permitting it exclude the recognition requirements for leases with terms of 12 months or less. See Note 11 for additional information about leases.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at March 31, 2019 and December 31, 2018 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at March 31, 2019 and December 31, 2018 are set forth below in the following table:

	March 31, 2019	December 31, 2018
Unproved leasehold (1)	$106,299	$106,299
Proved leasehold	12,607,287	11,915,695
Properties subject to depletion, net of depletion	293,374	121,110
Exploratory wells – construction-in-progress (1)	-	-
Total	$13,006,960	$12,143,103

(1)	Not subject to depletion;

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
2018	—	1,897,502		(2,886,535)	(989,033)
2019	657,304	407,305		(200,752)	863,857
Total	$10,909,872	$6,710,159	$—	$(4,613,071)	$13,006,960

●

In 2017, the Company acquired a 21.62% non-operated working interest with a 17.1% net revenue interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party, and the Company incurred $1,479,282 in well costs. During the year ended December 31, 2018, the company incurred an additional $1,868,370 of well costs. At December 31, 2018, the Company’s share total costs for drilling and completing the two wells was $3,347,776. Although these wells produced economic quantities of natural gas liquids and residue gas through December 31, 2017, well completion activities were completed during the year ended December 31, 2018, so costs were reclassed from construction-in-progress to proved properties subject to depletion through December 31, 2018. As of December 31, 2018, we recorded impairment expense of $1,521,776 for the amount exceeding the ceiling test limitation. During the three months ended March 31, 2019, the company capitalized additional costs of $170,112.

●	In 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. During the year ended December 31, 2017, we incurred costs of $1,209,675 in the drilling of this well and $1,352,982 was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and Contingencies for additional information on the lawsuits.

●	In 2017, the Company worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $79,989 in capitalized workover costs associated with these wells. The wells require additional workover and were shut-in in July 2017. The Company recorded asset retirement costs of $291,659 related to Duck Creek wells. During the year ended December 31, 2018, we incurred $8,821 in capitalized workover costs associated with these wells. As of December 31, 2018, due to the Duck Creek wells subsequently becoming subject to a Sherriff’s sale stemming from a legal matter with our indirect subsidiary, the Duck Creek wells should be impaired to the extent of total intangible costs, which were capitalized for these properties during 2017 and 2018. Accordingly, the impairment expense for the period ending December 31, 2018 is $88,810. We did not incur any cost during the three months ended March 31, 2019.

●	In 2017, the Company incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

●	In 2017, the Company incurred costs of $3,750 related to Springs Project. The Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management it was not in the best interest of the Company to continue exploratory efforts on this speculative play. Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $154,787, during the year ended December 31, 2017. During the year ended 31, 2018, the Company has decided to allow Ladysmith leases to expire without making further delay rental payments to the BLM, as the result we recorded impairment expense of $78,469.

●	In 2017, the Company incurred costs of $100,191 for exploration and development efforts associated with the proved oil and gas assets in Utah, which were acquired on December 30, 2016, from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets include certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non- operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. In connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company recorded ($342,804) of imputed interest as debt discount. Starting from July 1, 2018 the note bears 10% annual interest. During the year ended December 31, 2018, we incurred cost of $20,000 exploration and development efforts associated with these properties. During the three months ended March 31, 2019, we incurred costs of $15,000 exploration and development efforts associated with these properties.

●	In 2017, the Company incurred costs of $379,498 for exploration and development efforts associated with numerous unproved oil and gas properties in the Company’s geographic areas of interest, including farmout properties (Paw Paw and Ironwood) and numerous others that were being evaluated and considered for a prospective acquisition and/or farmout by the Company. During the year ended December 31, 2018, we incurred cost of $312 exploration and development efforts associated with these properties. As of December 31, 2018, the Company determined it is unlikely that it will be able to obtain enough production from this test well at the present time to warrant continued development. As the result we recorded $778,034 impairment expense of Pawpaw during the year ended December 31, 2018.

●

On March 6, 2019, the Company, through its indirect wholly-owned subsidiary, Foothills Exploration, LLC, closed on the acquisition of 22 natural gas wells and approximately 18,214 gross acres (14,584 core), 78% held by production, located in the Greater Green River Basin in Wyoming (the “GRB Assets”). Some of the underlying leases come with certain depth restrictions and roughly 80% of the acreage remains undeveloped. The GRB assets were purchased for $671,481, in an all-cash transaction, which was financed through Company borrowings. The Company’s optimization program targeting the first several wells has already generated an 11% increase in production rates and as such the Company is continuing to optimize additional wells to further increase production. $657,304 were recorded in oil and gas and property and $14,177 were allocated to Support Facilities and Equipment. We recorded $222,194 as asset retirement cost related to these wells.

●	In 2017, we recorded depreciation, depletion and amortization cost related to oil and gas properties of $18,017. During the year ended December 31, 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $411,821. During the three months ended March 31, 2019 and 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $200,752 and $109,428, respectively.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	March 31, 2019	December 31, 2018

Tank	$30,000	$30,000
Vehicle	69,446	69,446
Uinta Basin facilities	184,887	186,428
Sweetwater facilities	14,177	—
Accumulated depreciation	(2,537)	(1,717)
Construction in progress (1)	-	-
Total support facilities and equipment, net	$295,973	$284,157

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah, not subject to depreciation. During the months ended March 31, 2019, construction-in-progress was reclassified to Uinta Basin facilities and became eligible for depreciation upon the completion of the construction.

The Company recognized depreciation expense of $820 and $185 during the three months ended March 31, 2019 and 2018, respectively.

Office Furniture, Equipment, and Other

As of March 31, 2019 and December 31, 2018, office furniture, equipment, and other consisted of the following:

	March 31, 2019	December 31, 2018
Computer equipment and fixtures	$22,453	$22,453
Accumulated depreciation	(17,962)	(16,116)
Office furniture, equipment, and other, net	$4,491	$6,337

During the three months ended March 31, 2019 and 2018, we recorded depreciation expense of $1,845 and $1,846, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the three months ended March 31, 2019 and December 31, 2018.

	For the period ended
	March 31, 2019	December 31, 2018

Beginning asset retirement obligations	$340,117	$303,327
Liabilities established	222,194	23,709
Accretion expense	6,666	13,081
Ending asset retirement obligations	$568,977	$340,117

Accretion expense for the three months ended March 31, 2019 and 2018 was $6,666 and $2,917, respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our notes payable as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
13.5% unsecured note payable due September 8, 2017 (1)	$1,050,000	$1,050,000
0% unsecured note payable due January 2, 2018 (2)	250,000	250,000
12% unsecured note payable March 31, 2019 (3)	120,629	120,629
0% unsecured note payable due August 6, 2018 (4)	38,000	38,000
9% unsecured note payable due December 15, 2018(5)	100,000	100,000
8% unsecured note payable due October 22, 2018(6)	50,000	50,000
15% unsecured note payable due February 5, 2020(7)	209,525	—
Less: unamortized discount	(37,551)	(12,932)
Total debt	$1,780,603	$1,595,697
Less: current maturities	1,780,603	1,595,697
Long-term debt, net of current maturities	$-	$-

At March 31, 2019, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock valued at $46,700. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. On June 30, 2018, we recorded $100,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On July 29, 2018, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate Profit Well with 100,000 shares of restricted common stock valued at $12,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor with 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered into with FirstFire Global Opportunities Fund, LLC (“FirstFire”). On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. At March 31, 2019, $250,000 of principal was outstanding under the Note.

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

(3)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018. On August 22, 2018, the Note Holder agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company agreed to issue the Note Holder 60,000 shares of its restricted common stock. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(4)	On July 19, 2018, the Company borrowed $38,000 from an unaffiliated investor with an original discount of $3,207. The Note recites that it accrues no interest if paid when due and is due and payable on August 6, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 10% per year until paid. In connection with the issuance of this note, the Company issued 300,000 shares for late SEC filing, valued at $36,000. $74 imputed interest was recorded as debt discount. $74 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.05 year. The relative aggregate value of the shares and imputed interest was determined to be $32,793 using the allocation of proceed, $32,793 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. Pursuant to this Note, the investor shall be assigned an undivided two percent (2%) overriding royalty of all oil, gas, and other minerals and hydrocarbons produced, saved, and sold from each well now or hereinafter located on certain leases and wells owned by the Company. On August 23, 2018, the lender agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate the lender with 15,000 shares of restricted common stock valued at $1,950. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). At March 31, 2019, $38,000 of principal was outstanding under the Note.

(5)	On September 14, 2018, the Company borrowed $100,000 from an unaffiliated investor, bearing an interest rate of 9% per annum and with a maturity date of December 15, 2018. In connection with the issuance of this note, the Company issued 250,000 shares of its common stock, valued at $22,500, which was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. At March 31, 2019, $100,000 of principal was outstanding under the Note.

(6)

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

Pursuant to this Note, Investor has the right to participate in any future offering by the Company for a period of twelve (12) months for an amount equal to the principal amount detailed in this Term Sheet. So long as the Note is outstanding, if the Company enters into a subsequent financing with another individual or entity (a third party) on terms that are more favorable to that third party, the agreements between the Company and the investor shall be amended to include such better terms. During the three months ended March 31, 2019, the Company amortized $3,945 of such discount to interest expense. At March 31, 2019, unamortized debt discount was $8,986 and $50,000 of principal was outstanding under the Note.

(7)	On February 5, 2019, the Company borrowed $209,525 from an unaffiliated investor with an original discount of $33,524. The Note has a maturity date of February 5, 2020 and bears 10% interest. The Company failed to pay $71,000 principal payment, which was due on March 15, 2019. As the result, we incurred $100,000 penalty and interest were increased to 15%. As of March 31, 2019, $209,525 of principal was outstanding under the Note.

During the three months ended March 31, 2019 and 2018, respectively, we incurred $164,656 and $87,485 of interest expense, including amortization of discount of $8,905 and $2,264 and shares issued for extension of $0 and $46,700 and penalty of $100,000 and $0, respectively.

Note 7 – Notes Payable - Related Party

	March 31, 2019	December 31, 2018
13.25% unsecured note payable due May 5, 2017 (1)	$1,250,000	$1,250,000
10% unsecured note payable due December 31, 2018 (2)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (2)	-	-
Total debt	7,250,000	7,250,000
Less: current maturities	7,250,000	7,250,000
Long-term debt, net of current maturities	$-	$-

(1)	Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to have accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities.

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

During the three months ended March 31, 2019 and 2018, respectively, we incurred $191,610 and $157,119 of interest expense, including amortization of discount of $0 and $57,134 and shares issued for extension of $0 and $58,375, respectively.

Note 8 – Convertible Note Payable

	March 31, 2019	December 31, 2018
10% convertible note payable due May 10, 2018 (1)	$50,000	$50,000
13.5% convertible note payable due February 11, 2020 (2)	44,000	44,000
12% convertible note payable due May 1, 2019 (3)	270,000	380,000
12% convertible note payable due December 6, 2019 (4)	45,000	45,000
10% convertible note payable due September 19, 2019 (5)	58,300	58,300
10% convertible note payable due September 1, 2019 (6)	705,882	-
12% convertible note payable due September 6, 2019 (7)	380,000	-
10% convertible note payable due December 19, 2019 (8)	52,250	-
12% convertible note payable due March 20, 2020 (9)	40,018	-
Less: unamortized debt discount on convertible notes	(1,158,850)	(363,265)
Total debt	487,100	214,535
Less: current maturities	487,100	181,637
Long-term debt, net of current maturities	$-	$32,898

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to May 10, 2018, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 17, 2018, the note holder agreed to defer repayment of this note to December 15, 2018, the Company agreed to compensate the note holder with 50,000 shares of restricted common stock valued at $4,500. On April 4, 2019, note holder confirmed that the Company is not in default with respect to this note. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On August 11, 2018, the Company borrowed $44,000 from an unaffiliated investor, bearing an interest rate of 12.5% per annum and with a maturity date of February 11, 2020. As part of this transaction the Company also issued (i) warrants having a 24-month term, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.665 per share and (ii) 44,000 shares of the Company’s restricted common stock. The Note agreements give the lender the right to convert the loan amounts due into common stock at a fixed conversion price of $0.20. The aggregate relative fair value of the warrant was determined to be $9,035 on August 11, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 221%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2 year. Fair value of 44,000 shares of common stock was determined to be $5,280 using market price. The aggregate value of the warrant and 44,000 shares of common stock of $14,315 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. During the three months ended March 31, 2019, the Company amortized the $2,836 of such discount to interest expense. At March 31, 2019, unamortized debt discount was $8,266 and $44,000 of principal was outstanding under the Note.

(3)

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

The aggregate relative fair value of the warrant was determined to be $89,908 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. Fair value of 650,000 shares of common stock was determined to be $53,300 using allocation of proceeds. The Company accounted for the conversion feature as a derivative valued at $558,923, of which $364,131 was expensed immediately to interest expense. $194,792 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The aggregate value of the original debt discount, warrant, conversion feature and 650,000 shares of common stock of $380,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. On March 6, 2019, we paid $110,000 towards principal. As of March 31, 2019, $270,000 principal were outstanding under the Note.

20

(4)

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

The aggregate relative fair value of the warrant was determined to be $7,880 on December 6, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The Company accounted for the conversion feature as a derivative valued at $74,970, of which $42,850 was expensed immediately to interest expense. $74,970 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.00 year. The aggregate value of the original debt discount, warrant and conversion feature of $45,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

21

(5)

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

The Note accrues interest at 10% per year. The maturity date for the Note is September 19, 2019 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. This Company may prepay any amount outstanding under this Note, during the initial 60 calendar day period after the issuance of this Note, by making a payment to the Holder of an amount in cash equal to 125% multiplied the amount that the Company is prepaying Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 61st through 120 calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 135% multiplied the amount that the Company is prepaying. Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 121 st through 180 calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 140% multiplied the amount that the Company is prepaying.

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

(6)

On March 4, 2019, the Company closed on a loan transaction with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) pursuant to which the Company issued FirstFire a senior secured convertible promissory note (“FirstFire Note”) in the principal amount of $705,882, and received proceeds of $592,500, with original discount of $113,382. As part of this transaction the Company issued (i) warrants having an 18-month term, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) $0.5 or (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the exercise price upon issuance.

The Note accrues interest of 10% per annum, and matures on September 1, 2019, which is the date upon which the principal sum, the original issue discount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company has agreed to make payments of $20,000 per month pursuant to a cash management agreement as described in the note agreements. The Note is collateralized by the GRB Assets, which principally are being acquired by the Company with the net proceeds of this Note.

The Note Holder has the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note due into fully paid and non-assessable shares of Common Stock at the Conversion Price which equal the lesser of (i) $0.5 or (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Conversion Date.

The aggregate relative fair value of the warrant was determined to be $3,553,635 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. The fair value of the warrant of $273,735 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature as a derivative valued at $4,135,070, of which $3,816,305 was expensed immediately to interest expense. $4,135,070 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The fair value of the conversion feature of $318,765 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

22

(7)

On March 6, 2019, the Company closed on a loan transaction with Labrys Fund, L.P., a Delaware limited partnership, (“Labrys”), pursuant to which, the Company issued a convertible promissory note dated March 6, 2019, in the principal amount of $380,000, with an original issue discount of 10% and received proceeds of $338,000, with original discount of $42,000 including legal fees (the “Labrys Note”). The Company utilized proceeds in part to pay (i) $110,000 to Labrys as partial repayment of a convertible promissory note issued on November 1, 2018 and (ii) $40,000 to the Company’s auditor. As part of this transaction the Company also issued Labrys warrants having a five-year term to purchase 608,000 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Issuance Date. (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Conversion Date.

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

The Note Holder has the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note due into fully paid and non-assessable shares of Common Stock at the Conversion Price which equal the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Issuance Date. (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Conversion Date.

The aggregate relative fair value of the warrant was determined to be $2,306,364 on March 6, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the warrant of $158,860 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature as a derivative valued at $2,599,866, of which $179,140 was expensed immediately to interest expense. $2,599,866 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The fair value of the conversion feature of $179,140 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(8)

On March 19, 2019, the Company entered into a securities purchase agreement (the “JSC SPA”) with Jefferson Street Capital, LLC, an unaffiliated investor (“JSC”), pursuant to which the Company issued and sold to JSC a convertible promissory note (the “JSC Note”) in the principal amount of $52,250 (the “JSC Principal”). The foregoing transaction closed on March 28, 2019 and the Company received $40,000, with original discount of $12,250. As part of this transaction the Company also issued JSC warrants having a 18-month term to purchase 83,078 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty-five (25) Trading Days before the Issue Date of this Note or (ii) 60% multiplied by the Market Price.

The JSC Note accrues interest at 10% per year and carries an original issue discount of $4,750. The maturity date for the JSC Note is December 19, 2019, at which time the JSC Principal, and any accrued but unpaid interest, is due and payable. The holder may convert after the 180 th calendar day after the issue date of the JSC Note, all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the JSC Note due into shares of common stock of the Company at the conversion price that is equal to the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty-five (25) Trading Days before the Issue Date of this Note or (ii) 60% multiplied by the Market Price.

The aggregate relative fair value of the warrant was determined to be $296,143 on March 19, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. The fair value of the warrant of $18,160 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature as a derivative valued at $356,844, of which $335,004 was expensed immediately to interest expense. $356,844 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The fair value of the conversion feature of $21,840 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(9)

On March 20, 2019, the Company, entered into Amendment #1 to the Securities Purchase Agreement dated December 6, 2018, with Crown Bridge Partners, LLC, an unaffiliated investor (“Holder”) pursuant to which the Company closed on March 28, 2019 a second tranche under the note, dated December 6, 2017, with a face value of $40,018 (the “Second Tranche”). The Company received $35,000 with original discount of $5,018 including legal fees. The note carries an original issue discount of $12,000 (the “OID”) to face value prorated to each tranche, to cover the Holder’s transaction related costs incurred in connection with the negotiation, purchase and sale of the note. Each tranche of the note funded accrues interest at a rate of 12% per year. The principal amount of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, is due and payable twelve (12) months from the date on which each respective tranche is delivered to the Company. The Company may not prepay any amount outstanding under each tranche of this Note after the 180 th calendar day after the issuance of the respective tranche received pursuant to the Note. As part of this transaction the Company also issued warrants having a 5 years term to purchase 80,036 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to 50% multiplied by the lowest Trading Price during the previous twenty 20 Trading Days prior to notice of conversion.

The holder may convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note due into shares of common stock of the Company at the conversion price that is equal to 50% multiplied by the lowest Trading Price during the previous twenty 20 Trading Days prior to notice of conversion.

The aggregate relative fair value of the warrant was determined to be $106,534 on March 20, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the warrant of $18,480 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature as a derivative valued at $95,370, of which $78,850 was expensed immediately to interest expense. $16,520 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $21,840 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

During the three months ended March 31, 2019 and 2018, respectively, the Company incurred $403,793 and $95,021 of interest expense, including amortization of discount of $382,565 and $88,511. At March 31, 2019, the unamortized discount was $1,158,850, respectively.

The following table reconciles, for the period ended March 31, 2019, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2018	$661,320
Additions related to embedded conversion features of convertible debt issued	7,187,150
Change in fair value of conversion features	57,727
Reductions in fair value due to principal repayments and conversion	(732,353)
Balance of embedded derivatives at March 31, 2019	$7,173,844

Derivative liabilities were determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248 - 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.08 – 1.00 year.

Note 9 – Common Stock

During the three months ended March 31, 2019, the Company issued 200,000 shares to various consultants for services rendered, valued at $10,000.

On February 25, 2019, a third-party debt holder cashless exercised 875,000 shares of warrant to purchase common stocks.

On March 4, 2019, 650,000 shares were returned in connection with partial repayment made to debt holder and the same holder cashless exercised 1,110,000 shares of warrant to purchase common stocks.

As of March 31, 2019, the Company had 23,610,738 shares of common stock issued and outstanding.

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

On November 17, 2017, the Company issued an unaffiliated investor warrants to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and expires in 18 months, in connection with a senior convertible promissory note in the principal amount of $267,500. The aggregate relative fair value of warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to March 4, 2019, which is $0.025. (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Conversion Date. The fair value of the warrant was determined to be $1,381,963 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.2 year. The same was considered as deemed dividend.

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

On November 1, 2018, the Company issued an unaffiliated investor two tranches of warrants in connection with a convertible promissory note in the principal amount of $380,000. (i) tranche 1 are warrants having a 5-year term to purchase 687,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option and (ii) tranche 2 are warrants having a 5-year term to purchase 2,062,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option. Tranche 2 warrants may be redeemed by the Company for $20,000 (“Call Payment”) beginning on the date of issuance, November 1, 2018, and ending on the date which is 180 calendar days following the issuance date (the “Call”). The aggregate relative fair value of the warrant was determined to be $89,908 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to March 4, 2019, which is $0.025. (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Conversion Date. The fair value of the warrant was determined to be $3,421,241 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 4.7 year. The same was considered as deemed dividend.

On December 6, 2018 the Company issued an unaffiliated investor warrants to purchase 227,500 shares of common stock at a strike price of $0.20 per share expiring in 5 years, in connection with a convertible promissory note in the principal amount of $45,500. The relative fair value of the warrant was determined to be $7,880 on December 6, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to March 4, 2019, which is $0.025. (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Conversion Date. The fair value of the warrant was determined to be $299,594 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 4.8 year. The same was considered as deemed dividend.

On March 4, 2019, the Company issued warrants having an 18-month term, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) $0.5 or (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the exercise price upon issuance. The fair value of the warrant was determined to be $3,553,635 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year.

On March 6, 2019, the Company issued Labrys warrants having a five-year term to purchase 608,000 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Issuance Date. (ii) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Day prior to the Conversion Date. The fair value of the warrant was determined to be $2,306,364 on March 6, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

On March 19, 2019, the Company issued warrants having a 18-month term to purchase 83,078 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 60% multiplied by the lowest Trading Price during the previous twenty-five (25) Trading Days before the Issue Date of this Note or (ii) 60% multiplied by the Market Price. The fair value of the warrant was determined to be $296,143 on March 19, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year.

On March 20, 2019, the Company also issued warrants having a 5 years term to purchase 80,036 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then Exercise Price. Exercise Price shall be reduced to equal the effective price, and the number of Warrant Shares issuable hereunder shall be calculated by the original total number of Warrant Shares multiplied by the initial Exercise Price divided by the effective price. As the result, the exercise price of the warrants was reset to 50% multiplied by the lowest Trading Price during the previous twenty 20 Trading Days prior to notice of conversion. The fair value of the warrant was determined to be $106,534 on March 20, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

The following table summarizes all stock warrant activity for the three months ended March 31, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	5,761,015	1.56	2.65
Granted	67,747,155	0.22	1.43
Exercised	(2,074,665)	0.55	2.61
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2019	71,433,505	$0.25	1.53
Exercisable, March 31, 2019	71,433,505	$0.25	1.53

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,683,515	1.56	2.65
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2018	2,683,515	$1.56	2.65
Exercisable, March 31, 2018	2,683,515	$1.56	2.65

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

During the three months ended March 31, 2019 and 2018, we recorded $212,254 and $239,259 option expense. As of March 31, 2019, the unamortized option expense was $604,236.

The following table summarizes all stock option activity for the three months ended March 31, 2019 and 2018:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	2,050,000	2.21	5.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2019	2,050,000	$2.21	5.01
Exercisable, March 31, 2019	1,650,000	$2.29	5.04

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,050,000	2.21	6.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, March 31, 2018	2,050,000	$2.21	6.26
Exercisable, March 31, 2018	-	$-	-

Note 10– Other Related Party Transactions

Wilshire Energy Partners, LLC

Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. During the three months ended March 31, 2019 and 2018, Wilshire advanced the Company $0 and $55,210 for operating purposes and the Company repaid $15,973 and $0, respectively.

As of March 31, 2019, and December 31, 2018, total amount due to officers and directors were $899,764 and $687,770.

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

Contractual Obligations

Leases

Effective March 4, 2019, the Company entered into a sublease agreement, expiring November 30, 2020, for approximately 3,236 square feet of office space in Los Angeles, California, at a monthly rental amount of $9,500, and subsequently moved its corporate headquarters to the new location.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2019 was 12%. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 1.67 years.

As of March 31, 2019, the maturities of operating leases liabilities are as follows:

Operating Leases
Remaining 2019	$85,500
2020	107,350
Total	192,850
Less: amount representing interest	(22,187)
Present value of future minimum lease payments	170,663
Less: current obligations under leases	98,217
Long-term lease obligations	$72,446

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Three months ended
March 31, 2019
Operating lease costs	$18,964
Variable rent costs	(-)
Total rent expense	$18,964

Other information related to leases is as follows:

Three months ended
March 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,750

Weighted-average remaining lease term - operating leases	1.67 yr
Weighted-average discount rate - operating leases	12%

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through March 31, 2019, noted below in accordance with Auditing Standard 2801.03.

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

The first four settlement payments to the judgment holder were made timely but the last and final payment was made late, and the judgment holder (i.e. Finley) rejected TEO’s final payment. The Company disputes this because the final date of the 10-day cure period was on a Saturday, which is not considered a business day and therefore, the payment was made on the following business day. On January 25, 2019, Finley issued a Writ of Execution Notice and a Notice of Sheriff Sale was filed on February 1, 2019, for the four wells: A Rust 2, Dye-Hall 2-21-A1, Wilkins 1-24A5, and Rust 3-22A4. While it believes it could prevail should it protest Finley’s actions, the Company believes that the production value of the affected properties is limited. For additional details, please review the Legal Proceedings section of the 10-K report.

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of March 31, 2019, we recorded $13,489 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal:	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at March 31, 2019, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter as of the date of this current report.

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

A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting their petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner. No further action has been filed in this matter as of the date of this current report.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. FPOI was cited to appear through its authorized representative, B.P. Allaire, in Open Court, on 27th of July at 9:00 a.m. to be examined as a Judgment Debtor. FPOI was ordered to produce at the above time and place all the books, papers and other documents so requested in the petition. FPOI inadvertently failed to appear at this hearing and is currently seeking to reschedule this hearing. No further action has been taken as of the date of this current report.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings. No further action has been filed in this matter as of the date of this current report.

Canal Petroleum Products, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-6574; DIV. C – 15th Judicial District Court, Lafayette Parish, Louisiana)

This case was filed on November 14, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $35,981 for unpaid accounts in connection with its drilling of the Labokay test well.

On January 25, 2018, a default judgment was entered against FPOI in the amount of $35,981 inclusive of interest as of September 6, 2017; plus, finance charges to accrue after September 6, 2017, of one and one-half percent per month (18% per annum) until paid on the unpaid principal amount of $32,956; plus, legal fees of $8,239 together with related court costs. No further action filed in this matter as of the date of this current report.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current report.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action has been filed in this matter as of the date of this current report.

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

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action has been filed in this matter as of the date of this current report.

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

As of March 31, 2019, and December 31, 2018, the balance of other liabilities was $303,794 and $282,676, respectively.

Note 13 – Subsequent Events

Extension of Debt – 12% convertible redeemable note due May 1, 2019

On May 3, 2019, Foothills Exploration, Inc. (the “Company”), entered into an Amendment #1 to the Convertible Promissory Note Issued on November 1, 2018 (the “Amendment”) with Labrys Fund, L.P. (“Lender”) pursuant to which the maturity date of the convertible promissory note originally issued by the Company to Lender on November 1, 2018, in the original principal amount of $380,000.00 (the “Note”) has been extended to May 31, 2019.

Pursuant to the Amendment, should the Company fail to repay remaining balance in the amount of $295,751.25 by May 31, 2019, the Lender shall automatically, immediately and without further action be entitled to all its rights, privileges, and preferences under the Note and the principal balance of the Note shall be deemed to have increased by $2,928.23 effective as of May 3, 2019. The Lender is not permitted to effectuate any conversions under the Note from May 3 until May 31, 2019 unless an event of default occurs under the Note.

The Amendment was deemed a part of, but did not take precedence over and supersede any provisions to the contrary contained in the Note. Except as specifically modified thereby, all of the provisions of the Note, which are not in conflict with the terms of the Amendment, shall remain in full force and effect.

Debt – 12% convertible redeemable note due May 15, 2020

Subsequent to the period ended March 31, 2019 and on May 15, 2019, the Company closed on a loan transaction with Odyssey Capital Funding, LLC (“Odyssey”), pursuant to which the Company issued Odyssey a convertible redeemable promissory note (“Odyssey Note”) in the principal amount of $131,250, and received proceeds of $125,000, before giving effect to certain transactional costs. The Odyssey Note accrues interest of 12% per annum, and matures on May 15, 2020, which is the date upon which the principal sum and any accrued and unpaid interest and other fees, shall be due and payable.

Odyssey is entitled, at its option, at any time after the 180th daily anniversary of the Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty (20) prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Odyssey wishes to include the same day closing price).

Interest on any unpaid principal balance of this Note shall be paid at the rate of 12% per annum. Interest shall be paid by the Company in Common Stock (“Interest Shares”). Odyssey may, at any time, after the 180th daily anniversary of the Note, send in a Notice of Conversion to the Company for Interest Shares based on the formula described above. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of this Note to the date of such notice.

The maturity date for this Note is May 15, 2020 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. This Note may be prepaid or assigned with the following penalties/premiums: (i) during the initial 60 calendar day period after the issuance of the Note, by making a payment to the Odyssey of an amount in cash equal to 125% multiplied by the principal, plus accrued interest; (ii) during the 61st through 120th calendar day period after the issuance of the Note, by making a payment to the Odyssey of an amount in cash equal to 135% multiplied by principal, plus accrued interest; (iii) during the 121st through 180th calendar day period after the issuance of the Note, by making a payment to the Odyssey of an amount in cash equal to 145% multiplied by principal, plus accrued interest.

The Company may not prepay any amount outstanding under this Note after the 180th calendar day after the issuance of the Note. Any amount of principal or interest due pursuant to this Note, which is not paid by the Maturity Date, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). If this Note is not paid by the Maturity Date, the outstanding principal due under this Note shall increase by 10%. Interest shall commence accruing on the date the Note is fully paid and shall be computed on the basis of a 360-day year and the actual number of days elapsed. Net proceeds obtained in this transaction will be used for general corporate and working capital purposes. No broker-dealer or placement agent was retained or involved in this transaction.

Pursuant to terms of the Note, the Company covenanted to the Odyssey to reserve with its transfer agent 1.4 million shares of its Common Stock for conversions (the “Share Reserve”). The Company further covenanted that at all times it would reserve a minimum of four times the number of shares required if the Note would be fully converted. On April 18, 2019, a majority of shareholders of the Company ratified the resolution of the Board of Directors approving an amendment to the Certificate of Incorporation of the Company that would increase authorized Common Stock of the Company from 100 million shares to 475 million shares (the “Certificate Amendment”). The Company anticipates that the Certificate Amendment will be filed and become effective with the state of Delaware within 30 days from the date of this Report. To accommodate the covenant of the Company in the interim, Kevin Sylla, our Executive Chairman, delivered to the Company 1.4 million shares of common stock beneficially owned by him to permit the required reservation for the benefit of Odyssey. The Company will return 1.4 million shares of common stock to Mr. Sylla upon the increase in the Company’s authorized shares being effected after the filing of the Certificate Amendment. Upon full conversion of the Note, any shares remaining in the Share Reserve will be cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, our failure to implement our business plans or strategies and general economic conditions. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our 2018 Annual Report on Form 10-K.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through March 31, 2019, has a working capital deficit at March 31, 2019, of $23,265,998, and has limited sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

To address these matters, the Company is actively meeting with investors for possible equity investments, including business combinations; investigating other possible sources to refinance our existing debt; and in continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenue

The following table summarizes our revenues from commodity sales during the three months ended March 31, 2019 and 2018.

	Three Months
	March 31,			Percentage
	2019	2018	Difference	Change

Revenues
Oil	$4,978	$1,870	$3,108	166%
Natural gas	350,717	187	350,530	187449%
Natural gas liquids	27,053	90,950	(63,897)	-70%
Residue Gas	614,071	635,223	(21,152)	-3%
Total	$996,819	$728,230	$268,589	37%

Sales volumes
Oil (Bbls)	105	35	70	199%
Natural gas (MCF)	68,080	69	68,011	98567%
Natural gas liquids (Bbls)	2,523	4,583	(2,060)	-45%
Residue Gas (MCF)	129,605	240,913	(111,308)	-46%
Total BOE	35,575	44,770	(20,542)	-46%
Total BOE/D	391	115	(56)	-49%

Average prices
Oil (per Bbl)	$47.50	$53.91	$(6.41)	-12%
Natural gas (per MCF)	5.15	2.72	2.43	89%
Natural gas liquids (per BOE)	10.72	19.85	(9.13)	-46%
Residue gas (per MCF)	4.74	2.64	2.10	79%
Total per BOE	$28.02	$70.26	$$0.00	0%

Operating Expenses

Operating expenses for the three months ended March 31, 2019 and 2018, are set forth in the table below.

	Three Months
	March 31,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$344,095	$467,044	$(122,949)	-26%
Production and ad valorem taxes (1)	49,708	811	48,897	6029%
Depletion, depreciation, amortization, accretion, and impairment expense (2)	210,083	114,375	95,708	84%
General and administrative expense	775,722	730,425	45,297	6%
Total operating expenses	$1,379,608	$1,312,655	$66,953	5%

1)	GRB Assets producing in the three months ended March 31, 2019 which only started producing in Q1 2019.
2)	GRB Assets producing in the three months ended March 31, 2019 which only started producing in Q1 2019.

Operating expenses expressed in BOE for the three months ended March 31, 2019 and 2017 are set forth in the table below:

	Three Months
	March 31,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$9.67	$10.43	$(0.76)	-7%
Production and ad valorem taxes	1.40	0.02	1.38	6886%
Depletion, depreciation, amortization, accretion, and impairment expense	5.91	2.55	3.36	132%
General and administrative expense	21.81	16.32	5.49	34%
Total operating expenses	$38.78	$29.32	$9.46	32%

Interest Expense and Gain on Change in Derivative Value

Interest expense and Gain on Change in Derivative Value for the three months ended March 31, 2019 and 2018, was $7,468,864 and $294,600, respectively. The increase in interest expense and derivative value is primarily attributed to additional compensation related to notes payable extensions during the three months ended March 31, 2019.

Other Income

Other income for the three months ended March 31, 2019 and 2018, was $18,905 and $17,180, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the three months ended March 31, 2019.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended March 31, 2019 and 2018, was $732,353 and $0, respectively. The increase in loss on extinguishment of debt is primarily attributed to common stock shares exchanged for the reduction of officers and directors’ accrued unpaid wages issued below market price.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2019, was $7,100,395 ($0.31) per basic and diluted common share. Our net loss for the three months ended March 31, 2018, was $861,845 ($0.06) per basic and diluted common share.

Liquidity and Capital Resources

Overview

As of March 31, 2019, the Company had a working capital deficit of $23,265,998. As of December 31, 2018, the Company had a working capital deficit of $16,084,225. The increase of $7,181,773, in the working capital deficit was attributable as follows:

Decrease in current assets of which $2,477 was decreased cash	$(396,023)
Increase in accounts payable and accrued liabilities	71,437
Increase in accounts payable and accrued liabilities – related party (1)	384,131
Increase in current portion of notes payable and convertible notes payable	490,369
Increase in current portion of notes payable and convertible notes payable – related party	-
Increase in derivative liabilities	6,512,524
Increase in leasing liabilities	98,217
Decrease in contingent liabilities primarily associated with legal proceedings	21,118
Sum of changes in working capital	$7,181,773

(1)	Accrued payable to management for unpaid compensation of $899,764.

Cash, Cash equivalents, restricted cash and Accounts Receivable

As of March 31, 2019, the Company had cash of $3,616, compared to $1,139 at December 31, 2018.

As of March 31, 2019, the Company has restricted cash of $120,000, compared to $120,000 at December 31, 2018.

As of March 31, 2019, the Company had accounts receivable of $155,723, compared to $10,090 at December 31, 2018. This increase in accounts receivable is due primarily to 22 gas wells we acquired in Q1 2019.

Liabilities

As of March 31, 2019, the outstanding balance of principal on notes and convertible notes payable net of debt discount was $9,517,703 a net increase of $490,368 from the outstanding balance of $9,024,334 as of December 31, 2018. This net increase was due to additional notes we entered into during Q1 2019.

Accounts payable and accrued expenses increased by $455,568 to $6,705,778 at March 31, 2019, from $6,250,210 at December 31, 2018. Included in accounts payable and accrued expenses are $899,764 and $687,770 as of the March 31, 2019 and December 31, 2018, respectively, primarily associated with accrued payable to management for unpaid compensation. These unpaid liabilities are aged from 1 days to 635 days, and the Company lacks the liquidity to pay them until it obtains additional capital.

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

Operating Activities

During the three months ended March 31, 2019 and 2018, the Company used $397,543 and used $555 of cash in operating activities, respectively. Non-cash adjustments included $222,255 and $239,259 related to stock compensation expense, $3,214 and $123 in rent related, $7,100,082 and $102,884 related to amortization of debt discount, warrant and conversion feature that exceeded notes, depreciation, depletion, amortization and accretion, common stock and warrants issued for inducement of the note extension and change in derivative liabilities and extinguishment of debt of ($732,353) and $0, and net changes in operating assets and liabilities of $100,429 and $299,574, respectively.

Investing Activities

During the three months ended March 31, 2019 and 2018, respectively, $78,981 and $0 net cash was used in investing activities, an increase of $78,981. This increase is primarily due to 22 gas wells acquired in Q1 19.

Financing Activities

During the three months ended March 31, 2019 and 2018, $479,001 and $0 net cash used and provided by financing activities, an increase of $479,001. This change is primarily due to notes payable entered into during Q1 19 during three months ended March 31, 2019.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, the Company’s management has concluded that as of March 31, 2019, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

The Company has identified the following factors that have led management to determine that material weaknesses exist in the Company’s internal control over financial reporting as of March 31, 2019:

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

At March 31, 2019, our indirect subsidiaries were parties to the following contested matters:

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through March 31, 2019, noted below in accordance with Auditing Standard 2801.03.

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of March 31, 2019, we recorded $12,115.31 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal:	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at March 31, 2019, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter as of the date of this current report.

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

A judgment was entered on January 22, 2018, in the County Court of Adams County, Mississippi in the principal amount of $72,495, plus pre-judgement interest in the amount of $12,763, plus attorney’s fees in the amount of $18,124, plus costs in the amount of $196, for a total amount of $103,578, plus post-judgment interest at the rate of 8% per annum. On May 9, 2018, District Court for the City and County of Denver, Colorado, granted plaintiff with an order granting their petition to domesticate this foreign judgment with the Denver District Court, which now has the same effect and is subject to the same procedures, defenses, and proceedings for reopening, vacating, or staying as a judgment from the Denver District Court, and may be enforced or satisfied in like manner. No further action has been filed in this matter as of the date of this current report.

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. FPOI was cited to appear through its authorized representative, B.P. Allaire, in Open Court, on 27th of July at 9:00 a.m. to be examined as a Judgment Debtor. FPOI was ordered to produce at the above time and place all the books, papers and other documents so requested in the petition. FPOI inadvertently failed to appear at this hearing and is currently seeking to reschedule this hearing. No further action has been taken as of the date of this current report.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings. No further action has been filed in this matter as of the date of this current report.

Canal Petroleum Products, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-6574; DIV. C – 15th Judicial District Court, Lafayette Parish, Louisiana)

This case was filed on November 14, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $35,981 for unpaid accounts in connection with its drilling of the Labokay test well.

On January 25, 2018, a default judgment was entered against FPOI in the amount of $35,981 inclusive of interest as of September 6, 2017; plus, finance charges to accrue after September 6, 2017, of one and one-half percent per month (18% per annum) until paid on the unpaid principal amount of $32,956; plus, legal fees of $8,239 together with related court costs. No further action has been taken as of the date of this current report.

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

On March 23, 2018, the court issued a preliminary judgement in favor of plaintiff in the amount of $30,244, plus interest in the contractual amount of 18% per annum from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorneys’ fees. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action filed in this matter as of the date of this current report.

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $51,275, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgement date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action has been filed in this matter as of the date of this current report.

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

On March 23, 2018, the court issued a preliminary judgment in favor of plaintiff in the amount of $28,904, plus interest in the contractual amount of 1.5% per month from the date the payment was originally due until the judgment date, plus legal interest from the judgment date until amounts are paid, plus reasonable attorney’s fees expended in the prosecution and collection of debt. On April 3, 2018, a final judgment was entered in favor of plaintiff. No further action has been filed in this matter as of the date of this current report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company issued 200,000 shares to various consultants for services rendered, valued at $10,000.

On February 25, 2019, a third-party debt holder cashless exercised 875,000 shares of warrant to purchase common stocks.

On March 4, 2019, 650,000 shares were returned in connection with partial repayment made to debt holder and the same holder cashless exercised 1,110,000 shares of warrant to purchase common stocks.

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

FOOTHILLS EXPLORATION, INC.

Dated: May 20, 2019	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

