Form 10-Q
period 2019-06-30
FOOTHILLS EXPLORATION, INC.
filed 2019-08-19
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 000-55872

FOOTHILLS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3439423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10940 Wilshire Blvd., 23 rd Floor Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

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

As of August 19, 2019, there were 25,137,134 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,099	$1,139
Restricted cash	120,000	120,000
Accounts receivable - trade	-	10,090
Accounts receivable – oil and gas	89,902	-
Prepaid expenses	125,065	6,086
Other receivable	10,000	-
Total current assets	366,066	137,315

Oil and gas properties, full cost accounting
Properties not subject to amortization	106,299	106,299
Properties subject to amortization, net	12,569,237	12,036,804
Support facilities and equipment, net	294,556	284,157
Net oil and gas properties	12,970,092	12,427,260

Property and equipment, net	2,625	6,337
Other assets:
Right of use assets	147,200	-
Surety and performance bonds	145,000	145,000
Total assets	$13,630,983	$12,715,912

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$4,318,194	$4,320,261
Accounts payable – related party	1,017,057	794,529
Accrued interest	653,307	375,232
Accrued interest - related party	1,143,986	760,188
Notes payable	1,792,951	1,595,697
Notes payable - related party	7,250,000	7,250,000
Convertible note payable, net	981,413	181,637
Derivative liabilities	6,506,062	661,320
Leasing liabilities	102,868	-
Other liabilities	389,599	282,676
Total Current Liabilities	24,155,437	16,221,540
Long-Term Liabilities:
Asset retirement obligation	582,937	340,117
Leasing liabilities	47,492	-
Convertible note payable, net	-	32,898
Total Liabilities	24,785,866	16,594,555

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 475,000,000 shares authorized; 24,585,738 and 22,075,738 shares issued and outstanding, respectively	2,459	2,208
Stock payable	18,733	-
Additional paid in capital	17,234,078	11,173,120
Accumulated deficit	(28,410,153)	(15,053,971)
Total stockholders’ deficit	(11,154,883)	(3,878,643)
Total Liabilities and Stockholders’ Deficit	$13,630,983	$12,715,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$483,916	$559,678	$1,480,735	$1,287,908

Operating expenses
Lease operating expense	358,630	370,105	752,433	837,960
Selling, general and administrative expense	1,038,348	619,660	1,814,070	1,350,085
Depreciation, depletion, amortization and accretion expense	360,813	109,936	570,896	224,311
Total operating expenses	1,757,791	1,099,701	3,137,399	2,412,356

Loss from operations	(1,273,875)	(540,023)	(1,656,664)	(1,124,448)

Other income (expenses):
Interest expense and change in derivative liability	(499,770)	(930,475)	(7,968,634)	(1,225,075)
Other income	-	5,727	18,905	22,907
Gain (loss) on extinguishment of debt	513,833	(63,685)	1,246,186	(63,685)
Total other income (expenses)	14,063	(988,433)	(6,703,543)	(1,265,853)

Net Loss	$(1,259,812)	$(1,528,456)	$(8,360,207)	$(2,390,301)

Deemed dividend related to warrant repricing	-	-	(4,995,975)	-
Net Loss attributable to common stockholders	$(1,259,812)	$(1,528,456)	$(13,356,182)	$(2,390,301)

Net loss per share – basic and diluted	(0.05)	(0.10)	(0.58)	(0.16)

Weighted average common shares – basic and diluted	23,672,003	14,941,836	22,739,440	14,921,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three and six months ended June 30, 2019 and 2018

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of March 31, 2019	-	$-	23,610,738	$2,362	$16,860,431	$-	$(27,150,341)	$(10,287,548)
Common issued for services	-	-	975,000	97	169,750			169,847
Options issued for services	-	-	-	-	165,122	-	-	165,122
RSU	-	-	-	-	-	18,733	-	18,733
Fair value of warrants issued with note payable	-	-			38,775			38,775
Net income	-	-	-	-	-	-	(1,259,812)	(1,259,812)
Balance as of June 30, 2019	-	-	24,585,738	$2,459	$17,234,078	$18,733	$(28,410,153)	$(11,154,883)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of December 31, 2018	-	$-	22,075,738	$2,208	$11,173,120	$-	$(15,053,971)	$(3,878,643)
Common issued for services	-	-	1,175,000	117	179,730			179,847
Options issued for services	-	-	-	-	377,377	-	-	377,377
RSU	-	-				18,733		18,733
Fair value of warrants issued with note payable	-	-			508,010			508,010
Deemed dividend on warrant repricing	-	-			4,995,975		(4,995,975)	-
Shares returned	-	-	(650,000)	(65)	65			-
Warrant exercises	-	-	1,985,000	199	(199)			-
Net income	-	-	-	-	-	-	(8,360,207)	(8,360,207)
Balance as of June 30, 2019	-	-	24,585,738	$2,459	$17,234,078	$18,733	$(28,410,153)	$(11,154,883)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of March 31, 2018	-	-	14,900,627	$1,490	$9,086,653	$198,975	$(9,330,310)	$(43,192)
Shares issued for inducement of note payable			150,000	15	29,985	-	-	30,000
Options issued for services					241,918			241,918
Common stock to be issued for services (CEO, Dir)						774,737		774,737
Net income							(1,528,456)	(1,528,456)
Balance as of June 30, 2018	-	-	15,050,627	$1,505	$9,358,556	$973,712	$(10,858,766)	$(524,993)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of December 31, 2017	-	-	14,900,627	$1,490	$8,847,394	$93,900	$(8,468,465)	$474,319
Shares issued for inducement of note payable	-	-	150,000	15	29,985	105,075		135,075
Options issued for services	-	-	-	-	481,177	-	-	481,177
Common stock to be issued for services (CEO, Dir)	-	-				774,737		774,737
Net income	-	-	-	-	-	-	(2,390,301)	(2,390,301)
Balance as of June 30, 2018	-	-	15,050,627	$1,505	$9,358,556	$973,712	$(10,858,766)	$(524,993)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net loss	$(8,360,207)	$(2,390,301)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, depletion, amortization and accretion	570,896	224,311
Interest, amortization of debt discount and change in derivative value	78,710	672,423
Gain on extinguishment of debt	(1,246,186)	63,685
Warrant and conversion feature exceeded notes	7,217,029	-
Common stock and warrants issued for inducement of the note extension	-	105,075
Common stock and stock payable issued for services and fair value of options	575,957	481,177
Rent related	3,160	(936)
Changes in operating assets and liabilities:
Accounts receivable	10,090	22
Surety and performance bonds	-	150,000
Prepaid expenses	(118,979)	(22,551)
Other receivables	(10,000)
Accounts payable and accrued liabilities	9,153	4,327
Accounts payable and accrued liabilities - related party	606,326	825,634
Other liabilities	106,923	(13,324)
Net cash (used in) provided by operating activities	(557,128)	99,542

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(684,413)	-
Net cash used investing activities	(684,413)	-

Cash Flows from Financing Activities
Proceeds from notes payable	176,001	-
Proceeds from convertible note payable	1,350,500	-
Repayment to convertible note payable	(265,000)	(100,000)
Net cash provided by (used in) financing activities	1,261,501	(100,000)

Net increase in cash, cash equivalents and restricted cash	19,960	(458)

Cash, Cash Equivalents and Restricted Cash, beginning of period	121,139	240,555

Cash, Cash Equivalents and Restricted Cash, end of period	$141,099	$240,097

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash at beginning of period	$121,139	$240,555
Restricted cash at beginning of period	120,000	240,000
Cash and cash equivalents at beginning of period	$1,139	$555

Cash and cash equivalents and restricted cash at end of period	$141,099	$240,097
Restricted cash at end of period	120,000	240,000
Cash and cash equivalents at end of period	$21,099	$97

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of cash flow information:
Asset Retirement Obligation	$222,194	$23,709
Debt discount	$-	$-
Note payable exchanged for other note payable	$110,000	$-
Unpaid liabilities in acquisition of oil and gas property	$-	$1,767,096

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

On May 23, 2019, Foothills Exploration, Inc., through its indirect wholly owned subsidiary, Foothills Exploration, LLC (the “Company”), entered into a letter agreement for the purchase and sale of oil and gas assets (the “Agreement”) with an unrelated third party (the “Seller”), concerning the acquisition of a total of 87 wells and associated acreage located in Montana (the “Assets”).

The Assets consist of 29 natural gas wells, 10 producing and 19 shut-in, plus associated acreage, additional miscellaneous leases, associated pipelines, gathering systems, compression and processing facilities, and related yards and equipment, located in Sweet Grass and Stillwater counties, Montana – comprising of the Rapelje, Lake Basin and Six Shooter Fields. The Assets also include oil properties consisting of 58 oil and injection wells with associated acreage located in Musselshell and Rosebud Counties, Montana – 12 proved developed producing wells, 25 proved developed non-producing wells, and 21 injection wells – comprising of the Sumatra and Big Wall / Little Wall fields. The oil properties currently generate approximately $1.1 million in annual gross revenues.

Closing of this transaction is subject to the approval of transfer from the Montana Board of Oil and Gas Conservation. Furthermore, no assurances can be made that the Closing will occur based on financing and other market conditions. For further details on this pending acquisition, please refer to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2019.

Closing of this transaction is subject to the approval of transfer from the Montana Board of Oil and Gas Conservation. Furthermore, no assurances can be made that the Closing will occur based on financing and other market conditions.

On June 17, 2019, Foothills Exploration, Inc. (the “Company”) received from the Secretary of State of the State of Delaware confirmation of the effective filing of the Company’s Certificate of Amendment to its Certificate of Incorporation (the “Charter Amendment”), increasing the number of shares of Common Stock the Company is authorized to issue from One Hundred Million (100,000,000) to Four Hundred Seventy-Five Million (475,000,000) (the “Increase in Authorized Shares”).

On June 26, 2019, Foothills Exploration, Inc., through its indirect wholly owned subsidiary, Foothills Exploration, LLC (the “Company”), entered into a letter agreement (the “Agreement”) with an unrelated third party seller (the “Seller”), with respect to a proposed transaction (the “Transaction”) to acquire a total of 12 shut-in wells and approximately 5,769 acres located in Montana (the “Assets”). The Assets consist of four natural gas wells, associated acreage, additional miscellaneous leases, associated pipelines, gathering systems, compression and processing facilities, and related yards and equipment, located in Stillwater and Golden Valley counties, Montana.

The transaction documents contain additional terms and provisions, representations and warranties, including further provisions covering effective time of transfer, venue, and governing law. Closing of this transaction is subject to the approval of transfer from the Montana Board of Oil and Gas Conservation No assurances can be given that the Company will complete the acquisition. For further details on this pending acquisition, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through June 30, 2019, has a working capital deficit at June 30, 2019, of $23,789,371, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Functional Currency

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the current assets section of our consolidated balance sheet. At June 30, 2019 and December 31, 2018, the Company had restricted cash of $120,000 and $120,000, respectively. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question.

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

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. During the six months ended June 30, 2019, the Company accrued $89,902 of net revenue receivable related to GRB Assets. See Note 4 – Property and Equipment. EOG Resources, Inc. (“EOG”), the operator of two wells in which the Company has a 21.62% working interest. The Company has been informed that EOG will apply to unpaid invoices of the Company’s share of costs to drill two wells until EOG has recovered those costs. During the six months ended June 30, 2019, those costs were $238,244, of which $170,146 were capitalized. See Note 4 – Property and Equipment.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Carrying	Fair Value Measurement at
	Value	June 30, 2019
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	6,506,062	—	—	6,506,062

	Carrying	Fair Value Measurement at
	Value	December 31, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	661,320	—	—	661,320

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) available to stockholders	(1,259,812)	(1,528,456)	(8,360,207)	(2,390,301)
Basic net income allocable to participating securities (1)	-	-	-	-
Income (loss) available to Foothills Exploration, Inc.’s stockholders	(1,259,812)	(1,528,456)	(8,360,207)	(2,390,301)

Denominator:
Weighted average number of common shares outstanding-Basic	23,672,003	14,941,836	22,739,440	14,921,345
Effect of dilutive securities:
Options and warrants (2)	64,081,948	-	64,081,948	-
Stock payable (3)	96,666	4,491,111	96,666	4,491,111
Convertible notes (4)	49,505,985	4,580,493	49,505,985	4,580,493
Weighted average number of common shares outstanding-Diluted	88,500,616	19,932,947	137,271,552	24,492,949

Net income (loss) per share:
Basic	0.15	(0.10)	(0.35)	(0.16)
Diluted	0.04	(0.08)	(0.06)	(0.10)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three months ended June 30, 2019 and 2018, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 2,466,015 and 2,683,515 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the six months ended June 30, 2019 and 2018, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 2,466,015 and 2,683,515 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the three months ended June 30, 2019 and 2018, stock payable representing 96,666 and 4,491,111 shares were anti-dilutive. For the six months ended June 30, 2019 and 2018, stock payable representing 96,666 and 4,491,111 shares were anti-dilutive.

(4)

For the three months ended June 30, 2019 and 2018, convertible notes representing 220,000 and 0 shares were anti-dilutive. For the six months ended June 30, 2019 and 2018, convertible notes representing 220,000 and 0 shares were anti-dilutive.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued “ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. Adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at June 30, 2019 and December 31, 2018 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at June 30, 2019 and December 31, 2018 are set forth below in the following table:

	June 30, 2019	December 31, 2018
Unproved leasehold (1)	$106,299	$106,299
Proved leasehold and Properties subject to depletion, net of depletion	12,569,237	12,036,804
Exploratory wells – construction-in-progress (1)	-	-
Total	$12,675,536	$12,143,103

(1)	Not subject to depletion;

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
2018	—	1,897,502		(2,886,535)	(989,033)
2019	657,304	419,449		(544,320)	532,433
Total	$10,909,872	$6,722,303	$—	$(4,956,639)	$12,675,536

●	In 2017, the Company acquired a 21.62% non-operated working interest with a 17.1% net revenue interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party, and the Company incurred $1,479,282 in well costs. During the year ended December 31, 2018, the company incurred an additional $1,868,370 of well costs. At December 31, 2018, the Company’s share total costs for drilling and completing the two wells was $3,347,776. Although these wells produced economic quantities of natural gas liquids and residue gas through December 31, 2017, well completion activities were completed during the year ended December 31, 2018, so costs were reclassed from construction-in-progress to proved properties subject to depletion through December 31, 2018. As of December 31, 2018, we recorded impairment expense of $1,521,776 for the amount exceeding the ceiling test limitation. During the six months ended June 30, 2019, the company capitalized additional costs of $170,146.

●	In 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. During the year ended December 31, 2017, we incurred costs of $1,209,675 in the drilling of this well and $1,352,982 was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and Contingencies for additional information on the lawsuits.

●	In 2017, the Company worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $79,989 in capitalized workover costs associated with these wells. The wells require additional workover and were shut-in in July 2017. The Company recorded asset retirement costs of $291,659 related to Duck Creek wells. During the year ended December 31, 2018, we incurred $8,821 in capitalized workover costs associated with these wells. As of December 31, 2018, due to the Duck Creek wells subsequently becoming subject to a Sherriff’s sale stemming from a legal matter with our indirect subsidiary, the Duck Creek wells should be impaired to the extent of total intangible costs, which were capitalized for these properties during 2017 and 2018. Accordingly, the impairment expense for the period ending December 31, 2018 is $88,810. We did not incur any cost during the six months ended June 30, 2019.

●	In 2017, the Company incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

●	In 2017, the Company incurred costs of $3,750 related to Springs Project. The Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management it was not in the best interest of the Company to continue exploratory efforts on this speculative play. Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $154,787, during the year ended December 31, 2017. During the year ended 31, 2018, the Company has decided to allow Ladysmith leases to expire without making further delay rental payments to the BLM, as the result we recorded impairment expense of $78,469.

●	In 2017, the Company incurred costs of $100,191 for exploration and development efforts associated with the proved oil and gas assets in Utah, which were acquired on December 30, 2016, from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets include certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non- operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. In connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company recorded ($342,804) of imputed interest as debt discount. Starting from July 1, 2018 the note bears 10% annual interest. During the year ended December 31, 2018, we incurred cost of $20,000 exploration and development efforts associated with these properties. During the six months ended June 30, 2019, we incurred costs of $24,722 exploration and development efforts associated with these properties.

●	In 2017, the Company incurred costs of $379,498 for exploration and development efforts associated with numerous unproved oil and gas properties in the Company’s geographic areas of interest, including farmout properties (Paw Paw and Ironwood) and numerous others that were being evaluated and considered for a prospective acquisition and/or farmout by the Company. During the year ended December 31, 2018, we incurred cost of $312 exploration and development efforts associated with these properties. As of December 31, 2018, the Company determined it is unlikely that it will be able to obtain enough production from this test well at the present time to warrant continued development. As the result we recorded $778,034 impairment expense of Pawpaw during the year ended December 31, 2018.

●	On March 6, 2019, the Company, through its indirect wholly-owned subsidiary, Foothills Exploration, LLC, closed on the acquisition of 22 natural gas wells and approximately 18,214 gross acres (14,584 core), 78% held by production, located in the Greater Green River Basin in Wyoming (the “GRB Assets”). Some of the underlying leases come with certain depth restrictions and roughly 80% of the acreage remains undeveloped. The GRB assets were purchased for $671,481, in an all-cash transaction, which was financed through Company borrowings. The Company’s optimization program targeting the first several wells has already generated an 11% increase in production rates and as such the Company is continuing to optimize additional wells to further increase production. $657,304 were recorded in oil and gas and property and $14,177 were allocated to Support Facilities and Equipment. We recorded $222,194 as asset retirement cost related to these wells. During the six months ended June 30, 2019, we incurred costs of $2,388 exploration and development efforts associated with these properties.

●	In 2017, we recorded depreciation, depletion and amortization cost related to oil and gas properties of $18,017. During the year ended December 31, 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $411,821. During the six months ended June 30, 2019 and 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $544,320 and $214,179, respectively.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	June 30, 2019	December 31, 2018

Tank	$30,000	$30,000
Vehicles	69,446	69,446
Uinta Basin facilities	184,887	186,428
Sweetwater facilities	14,177	—
Accumulated depreciation	(3,954)	(1,717)
Construction in progress (1)	-	-
Total support facilities and equipment, net	$294,556	$284,157

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah, not subject to depreciation. During the months ended June 30, 2019, construction-in-progress was reclassified to Uinta Basin facilities and became eligible for depreciation upon the completion of the construction.

The Company recognized depreciation expense of $2,237 and $354 during the six months ended June 30, 2019 and 2018, respectively.

Office Furniture, Equipment, and Other

As of June 30, 2019 and December 31, 2018, office furniture, equipment, and other consisted of the following:

	June 30, 2019	December 31, 2018
Computer equipment and fixtures	$22,453	$22,453
Accumulated depreciation	(19,828)	(16,116)
Office furniture, equipment, and other, net	$2,625	$6,337

During the six months ended June 30, 2019 and 2018, we recorded depreciation expense of $3,711 and $3,711, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the six months ended June 30, 2019 and December 31, 2018.

	For the period ended
	June 30, 2019	December 31, 2018

Beginning asset retirement obligations	$340,117	$303,327
Liabilities established	222,194	23,709
Accretion expense	20,626	13,081
Ending asset retirement obligations	$582,937	$340,117

Accretion expense for the six months ended June 30, 2019 and 2018 was $7,546 and $6,067, respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our notes payable as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
13.5% unsecured note payable due September 8, 2017 (1)	$1,050,000	$1,050,000
0% unsecured note payable due January 2, 2018 (2)	250,000	250,000
12% unsecured note payable June 30, 2019 (3)	120,629	120,629
0% unsecured note payable due August 6, 2018 (4)	38,000	38,000
9% unsecured note payable due December 15, 2018(5)	100,000	100,000
8% unsecured note payable due October 22, 2018(6)	50,000	50,000
15% unsecured note payable due February 5, 2020(7)	209,525	—
Less: unamortized discount	(25,203)	(12,932)
Total debt	$1,792,951	$1,595,697
Less: current maturities	1,792,951	1,595,697
Long-term debt, net of current maturities	$-	$-

At June 30, 2019, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock valued at $46,700. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. On June 30, 2018, we recorded $100,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On July 29, 2018, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate Profit Well with 100,000 shares of restricted common stock valued at $12,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor with 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered into with FirstFire Global Opportunities Fund, LLC (“FirstFire”). On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. At June 30, 2019, $250,000 of principal was outstanding under the Note.

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

(3)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018. On August 22, 2018, the Note Holder agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company agreed to issue the Note Holder 60,000 shares of its restricted common stock. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(4)	On July 19, 2018, the Company borrowed $38,000 from an unaffiliated investor with an original discount of $3,207. The Note recites that it accrues no interest if paid when due and is due and payable on August 6, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 10% per year until paid. In connection with the issuance of this note, the Company issued 300,000 shares for late SEC filing, valued at $36,000. $74 imputed interest was recorded as debt discount. $74 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.05 year. The relative aggregate value of the shares and imputed interest was determined to be $32,793 using the allocation of proceed, $32,793 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. Pursuant to this Note, the investor shall be assigned an undivided two percent (2%) overriding royalty of all oil, gas, and other minerals and hydrocarbons produced, saved, and sold from each well now or hereinafter located on certain leases and wells owned by the Company. On August 23, 2018, the lender agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate the lender with 15,000 shares of restricted common stock valued at $1,950. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). At June 30, 2019, $38,000 of principal was outstanding under the Note.

(5)	On September 14, 2018, the Company borrowed $100,000 from an unaffiliated investor, bearing an interest rate of 9% per annum and with a maturity date of December 15, 2018. In connection with the issuance of this note, the Company issued 250,000 shares of its common stock, valued at $22,500, which was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. At June 30, 2019, $100,000 of principal was outstanding under the Note.

(6)	On October 22, 2018, the Company issued a term sheet to an unaffiliated investor for a promissory note in the principal amount of $50,000 with a Volumetric Production Payment (“VPP”) equal to 1,250 barrels of oil equivalent (“BOE”). The Note has a maturity date of October 22, 2019, with the Principal and accrued unpaid interest due in full at Maturity. VPP will be made after deduction of 20% royalties due to mineral owners, paid within the term on the Note and at the discretion of the Company as to amount and volume; provided, however, that the VPP for any month shall not be less than 5% of the month’s total crude oil sales. Payment may be made “in-kind” at the election of the Investor. If election is made by Investor to be paid “in-kind,” then Investor shall bear responsibility for paying mineral owner royalties due on said “in-kind” payments. All VPP’s to be made from the production of the Company’s operating subsidiaries, Foothills Exploration Operating, Inc. and Tiger Energy Operating, LLC, from the well bores of the Company’s Duck Creek wells, subject to the terms of the Leases covering such wells. Such VPP will continue until paid in full, regardless of payment in full of the Note and shall be secured by the assets. In the event that the West Texas Intermediate (WTI) crude oil market price closes below USD $40.00 per barrel for 10 consecutive trading days, the Investor shall be allocated a revised VPP equal to 2 times the remaining VPP barrels left over at that time.

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

Pursuant to this Note, Investor has the right to participate in any future offering by the Company for a period of twelve (12) months for an amount equal to the principal amount detailed in this Term Sheet. So long as the Note is outstanding, if the Company enters into a subsequent financing with another individual or entity (a third party) on terms that are more favorable to that third party, the agreements between the Company and the investor shall be amended to include such better terms. During the six months ended June 30, 2019, the Company amortized $7,935 of such discount to interest expense. At June 30, 2019, unamortized debt discount was $4,997 and $50,000 of principal was outstanding under the Note.

(7)	On February 5, 2019, the Company borrowed $209,525 from an unaffiliated investor with an original discount of $33,524. The Note has a maturity date of February 5, 2020 and bears 10% interest. The Company failed to pay $71,000 principal payment, which was due on March 15, 2019. As the result, we incurred $100,000 penalty and interest were increased to 15%. As of June 30, 2019, $209,525 of principal was outstanding under the Note.

During the six months ended June 30, 2019 and 2018, respectively, we incurred $227,168 and $226,435 of interest expense, including amortization of discount of $21,253 and $2,264 and shares issued for extension of $0 and $46,700 and penalty of $100,000 and $100,000, respectively.

Note 7 – Notes Payable - Related Party

	June 30, 2019	December 31, 2018
13.25% unsecured note payable due May 5, 2017 (1)	$1,250,000	$1,250,000
10% unsecured note payable due December 31, 2018 (2)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (2)	-	-
Total debt	7,250,000	7,250,000
Less: current maturities	7,250,000	7,250,000
Long-term debt, net of current maturities	$-	$-

(1)	Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to have accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities.

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

During the six months ended June 30, 2019 and 2018, respectively, we incurred $383,797 and $381,324 of interest expense, including amortization of discount of $0 and $114,268 and shares issued for extension of $0 and $58,375, respectively.

Note 8 – Convertible Note Payable

	June 30, 2019	December 31, 2018
10% convertible note payable due May 10, 2018 (1)	$50,000	$50,000
13.5% convertible note payable due February 11, 2020 (2)	44,000	44,000
12% convertible note payable due May 1, 2019 (3)	85,000	380,000
12% convertible note payable due December 6, 2019 (4)	45,500	45,000
10% convertible note payable due September 19, 2019 (5)	64,130	58,300
10% convertible note payable due September 1, 2019 (6)	625,882	-
12% convertible note payable due September 6, 2019 (7)	380,000	-
10% convertible note payable due December 19, 2019 (8)	52,250	-
12% convertible note payable due March 20, 2020 (9)	40,018	-
12% convertible note payable due May 15, 2020 (10)	131,250	-
10% convertible note payable due May 29, 2020 (11)	57,000	-
12% convertible note payable due May 31, 2020 (12)	86,625	-
10% convertible note payable due May 31, 2020 (13)	60,000	-
8% convertible note payable due June 4, 2020 (14)	46,200	-
12% convertible note payable due June 19, 2020 (15)	113,000	-
Less: unamortized debt discount on convertible notes	(899,442)	(363,265)
Total debt	981,413	214,535
Less: current maturities	981,413	181,637
Long-term debt, net of current maturities	$-	$32,898

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to May 10, 2018, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 17, 2018, the note holder agreed to defer repayment of this note to December 15, 2018, the Company agreed to compensate the note holder with 50,000 shares of restricted common stock valued at $4,500. On April 4, 2019, note holder confirmed that the Company is not in default with respect to this note. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On August 11, 2018, the Company borrowed $44,000 from an unaffiliated investor, bearing an interest rate of 12.5% per annum and with a maturity date of February 11, 2020. As part of this transaction the Company also issued (i) warrants having a 24-month term, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.665 per share and (ii) 44,000 shares of the Company’s restricted common stock. The Note agreements give the lender the right to convert the loan amounts due into common stock at a fixed conversion price of $0.20. The aggregate relative fair value of the warrant was determined to be $9,035 on August 11, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 221%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2 year. Fair value of 44,000 shares of common stock was determined to be $5,280 using market price. The aggregate value of the warrant and 44,000 shares of common stock of $14,315 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. During the six months ended June 30, 2019, the Company amortized the $5,209 of such discount to interest expense. At June 30, 2019, unamortized debt discount was $5,893 and $44,000 of principal was outstanding under the Note.

20

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

The aggregate relative fair value of the warrant was determined to be $89,908 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. Fair value of 650,000 shares of common stock was determined to be $53,300 using allocation of proceeds. The Company accounted for the conversion feature, which was recorded as a derivative valued at $558,923, of which $364,131 was expensed immediately to interest expense. $194,792 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The aggregate value of the original debt discount, warrant, conversion feature and 650,000 shares of common stock of $380,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. During the six months ended June 30, 2018, we paid $295,000. As of June 30, 2019, $85,000 in principal was outstanding under this Note.

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

The aggregate relative fair value of the warrant was determined to be $7,880 on December 6, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The Company accounted for the conversion feature, which was recorded as a derivative valued at $74,970, of which $42,850 was expensed immediately to interest expense. $74,970 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.00 year. The aggregate value of the original debt discount, warrant and conversion feature of $45,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. On June 5, 2019, we paid an additional $5,000 for an extension and in exchange the Holder agreed not to convert the Note into common stock until July 6, 2019. The $5,000 paid in exchange for not converting was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). As of June 30, 2019, $45,500 in principal was outstanding under this Note.

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

The Note agreements give the Holder, after the 180th calendar day after the issue date, the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note due into fully paid and non-assessable shares of Common Stock at the Conversion Price, which is equal the lesser of (i) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading days before the issue date of this Note or (ii) 60% multiplied by the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date.

The Note accrues interest at 10% per year. The maturity date for the Note is September 19, 2019 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. This Company may prepay any amount outstanding under this Note, during the initial 60 calendar day period after the issuance of this Note, by making a payment to the Holder of an amount in cash equal to 125% multiplied the amount that the Company is prepaying. Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 61st through 120th calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 135% multiplied the amount that the Company is prepaying. Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 121st through 180th calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 140% multiplied the amount that the Company is prepaying.

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

The Company accounted for the conversion feature, which was recorded as a derivative valued at $102,942, of which $52,942 was expensed immediately to interest expense. $102,942 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 228%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The fair value of the conversion feature of $50,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. On June 24, 2019, we increased the principal balance by 10% in the amount of $5,830 and in exchange the noteholder agreed not to convert the Note into common stock until July 21, 2019. The $5,830 in exchange for not converting was treated as an extinguishment of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). As of June 30, 2019, $64,130 was outstanding under this Note.

22

(6)

On March 4, 2019, the Company closed on a loan transaction with FirstFire Global Opportunities Fund, LLC, (“FirstFire”) pursuant to which the Company issued FirstFire a senior secured convertible promissory note (“FirstFire Note”) in the principal amount of $705,882, and received proceeds of $592,500, with original discount of $113,382. As part of this transaction the Company issued (i) warrants having an 18-month term, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of Common Stock (upon conversion, exercise or otherwise) (including but not limited to under the FirstFire Note), at an effective price per share less than the then Exercise Price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) $0.50 or (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the exercise price upon issuance.

The FirstFire Note accrues interest of 10% per annum, and matures on September 1, 2019, which is the date upon which the principal sum, the original issue discount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company agreed to make payments of $20,000 per month pursuant to a cash management agreement as described in the note agreements. The FirstFire Note is collateralized by the GRB Assets, which principally are being acquired by the Company with the net proceeds of this Note.

FirstFire has the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of this Note due into fully paid and non-assessable shares of common stock at the conversion price which equal the lesser of (i) $0.50 or (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date.

The aggregate relative fair value of the warrant was determined to be $3,553,635 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. The fair value of the warrant of $273,735 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the FirstFire Note or in full upon the conversion of the FirstFire Note. The conversion feature was recorded as a derivative valued at $4,135,070, of which $3,816,305 was expensed immediately to interest expense. $4,135,070 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The fair value of the conversion feature of $318,765 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the FirstFire Note or in full upon the conversion of the FirstFire Note. During the six months ended June 30, 2019, we paid $80,000 towards the principal of the FirstFire Note. As of June 30, 2019, $625,882 was outstanding under the FirstFire Note.

(7)

On March 6, 2019, the Company closed on a loan transaction with Labrys Fund, L.P., a Delaware limited partnership, (“Labrys”), pursuant to which, the Company issued a convertible promissory note dated March 6, 2019, in the principal amount of $380,000, with an original issue discount of 10% and received proceeds of $338,000, with original discount of $42,000 including legal fees (the “Labrys Note”). The Company utilized proceeds in part to pay (i) $110,000 to Labrys as partial repayment of a convertible promissory note issued on November 1, 2018 and (ii) $40,000 to the Company’s auditor. As part of this transaction the Company also issued Labrys warrants having a five-year term to purchase 608,000 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price is subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Labrys Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the issuance date or (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date.

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

Labrys has the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Labrys Note due into fully paid and non-assessable shares of common stock at the conversion price which equal the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the issuance date. (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date.

The aggregate relative fair value of the warrant was determined to be $2,306,364 on March 6, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the warrant of $158,860 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature was recorded as a derivative valued at $2,599,866, of which $179,140 was expensed immediately to interest expense. $2,599,866 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The fair value of the conversion feature of $179,140 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Labrys Note or in full upon the conversion of the Labrys Note.

(8)

On March 19, 2019, the Company entered into a securities purchase agreement (the “JSC SPA”) with Jefferson Street Capital, LLC, an unaffiliated investor (“JSC”), pursuant to which the Company issued and sold to JSC a convertible promissory note (the “JSC Note”) in the principal amount of $52,250 (the “JSC Principal”). The foregoing transaction closed on March 28, 2019 and the Company received $40,000, with original discount of $12,250. As part of this transaction the Company also issued JSC warrants having an 18-month term to purchase 83,078 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the JSC Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading days before the issue date of the JSC Note or (ii) 60% multiplied by the market price.

The JSC Note accrues interest at 10% per year and carries an original issue discount of $4,750. The maturity date for the JSC Note is December 19, 2019, at which time the JSC principal, and any accrued but unpaid interest, is due and payable. JSC may convert after the 180th calendar day after the issue date of the JSC Note, all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the JSC Note due into shares of common stock of the Company at the conversion price that is equal to the lesser of (i) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading days before the issue date of the JSC Note or (ii) 60% multiplied by the market price.

The aggregate relative fair value of the warrant was determined to be $296,143 on March 19, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. The fair value of the warrant of $18,160 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature was recorded as a derivative valued at $356,844, of which $335,004 was expensed immediately to interest expense. $356,844 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The fair value of the conversion feature of $21,840 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the JSC Note or in full upon the conversion of the JSC Note.

(9)

On March 20, 2019, the Company, entered into Amendment #1 to the Securities Purchase Agreement dated December 6, 2018, with Crown Bridge Partners, LLC, an unaffiliated investor (“Holder”) pursuant to which the Company closed on March 28, 2019 a second tranche under the Note, dated December 6, 2017, with a face value of $40,018 (the “Second Tranche” of the “Note”). The Company received $35,000 with original discount of $5,018 including legal fees. The Note carries an original issue discount of $12,000 (the “OID”) to face value prorated to each tranche, to cover the Holder’s transaction related costs incurred in connection with the negotiation, purchase and sale of the note. Each tranche of the note funded accrues interest at a rate of 12% per year. The principal amount of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, is due and payable twelve (12) months from the date on which each respective tranche is delivered to the Company. The Company may not prepay any amount outstanding under each tranche of this Note after the 180th calendar day after the issuance of the respective tranche received pursuant to the Note. As part of this transaction the Company also issued warrants having a 5 years term to purchase 80,036 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common ctock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to 50% multiplied by the lowest trading price during the previous twenty 20 trading days prior to notice of conversion.

The Holder may convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note due into shares of common stock of the Company at the conversion price that is equal to 50% multiplied by the lowest trading price during the previous twenty 20 trading days prior to notice of conversion.

The aggregate relative fair value of the warrant was determined to be $106,534 on March 20, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the warrant of $18,480 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature was recorded as a derivative valued at $95,370, of which $78,850 was expensed immediately to interest expense. $16,520 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $21,840 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(10)

On May 15, 2019, the Company closed on a loan transaction with Odyssey Capital Funding, LLC (“Odyssey”), pursuant to which the Company issued Odyssey a convertible redeemable promissory note (“Odyssey Note”) in the principal amount of $131,250, and received proceeds of $125,000, before giving effect to certain transactional costs. The Odyssey Note accrues interest of 12% per annum, and matures on May 15, 2020.

Odyssey is entitled, at its option, at any time after the 180th daily anniversary of the Odyssey Note, to convert all or any amount of the principal face amount of the Odyssey Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 55% of the lowest trading price of the common stock for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company.

The conversion feature was recorded as a derivative valued at $230,389, of which $105,389 was expensed immediately to interest expense. $230,389 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 254%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $125,000 and original debt discount of $6,250 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Odyssey Note or in full upon the conversion of the Odyssey Note.

(11)

On May 29, 2019, the Company closed on a convertible loan transaction with third party in the principal amount of $57,000, and received proceeds of $55,000 with an original issue discount of $2,000 (the “Note”). The Note accrues interest of 10% per annum, and matures on May 29, 2020.

The conversion feature was recorded as a derivative valued at $88,261, of which $33,261 was expensed immediately to interest expense. $88,261 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 253%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $55,000 and original debt discount of $2,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

The exercise price of this Note was adjusted to 75% of the conversion price of the GW Note dated May 31, 2019. We measured the value of the effect of the down round feature as the difference between the fair value of the financial instrument at an original exercise price and an adjusted exercise price and, as a result, $45,638 was recorded as down round feature as interest expense under ASC 260-10-30-1. Foothills determined the amount of $45,638 using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 253%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

(12)

On May 31, 2019, the Company closed on a convertible loan transaction with GW Holdings Group, LLC (“GW”) in the principal amount of $86,625 with an original issue discount of $11,625, before giving effect to certain transactional costs including legal fees yielding a net of $75,000 (the “Note”). The maturity date for this Note is May 31, 2020 (“Maturity Date”).

GW is entitled, at its option, at any time after the 180th daily anniversary of the Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price equal to 50% of the lowest trading price of the common stock for the twenty (20) prior trading days including the day upon which a notice of conversion is received,

As part of this transaction the Company also issued warrants having a five-year term to purchase 160,000 shares of the Company’s restricted common stock at an exercise price of $0.50 per share with a cashless exercise feature.

The aggregate relative fair value of the warrants was determined to be $159,495 on May 31, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 253%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the warrant of $38,775 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. The conversion feature was recorded as a derivative valued at $148,885, of which $112,660 was expensed immediately to interest expense. $148,885 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 253%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $36,225 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

25

(13)

On May 31, 2019, the Company closed on a convertible loan transaction with third party in the principal amount of $60,000, and received proceeds of $50,000 with an original issue discount of $10,000 (the “Note”). This Note accrues interest of 10% per annum, and matures on May 31, 2020. This Note is convertible into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock for the twenty-five (25) prior trading days including the day upon which a notice of conversion is received,

The conversion feature was recorded as a derivative valued at $92,904, of which $42,904 was expensed immediately to interest expense. $92,904 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 253%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $50,000 and original debt discount of $10,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(14)

On June 4, 2019, the Company closed on a convertible loan transaction with third party in the principal amount of $46,200, and received proceeds of $40,000 with an original issue discount of $6,200 (the “Note”). This Note accrues interest of 8% per annum, and matures on June 4, 2020. This Note is convertible into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock for the twenty (20) prior trading days including the day upon which a notice of conversion is received.

The conversion feature was recorded as a derivative valued at $73,627, of which $33,627 was expensed immediately to interest expense. $73,627 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 253%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $40,000 and original debt discount of $6,200 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(15)

On June 19, 2019, the Company closed on a convertible loan transaction with an unaffiliated lending entity (“Holder”) in the principal amount of $113,000, before giving effect to certain transactional costs including legal fees yielding a net of $113,000 (the “Note”). The maturity date for this Note is June 17, 2020.

The Holder is entitled, at its option, at any time after the 180th daily anniversary of the Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of common stock equal to 61% of the lowest trading price of the common stock for the twenty (20) prior trading days including the day upon which a notice of conversion is received.

The conversion feature was recorded as a derivative valued at $274,884, of which $164,884 was expensed immediately to interest expense. $274,884 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 274%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $110,000 and original debt discount of $3,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

During the six months ended June 30, 2019 and 2018, respectively, the Company incurred $1,209,546 and $307,081 of interest expense, including amortization of discount of $1,136,048 and $245,657. At June 30, 2019, the unamortized discount was $899,443, respectively.

The following table reconciles, for the period ended June 30, 2019, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2018	$661,320
Additions related to embedded conversion features of convertible debt issued	8,169,519
Change in fair value of conversion features	(1,078,591)
Reductions in fair value due to principal repayments and conversion	(1,246,186)
Balance of embedded derivatives at June 30, 2019	$6,506,062

Derivative liabilities were determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248 - 276%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.08 – 1.00 year.

Note 9 – Common Stock

During the six months ended June 30, 2019, the Company issued 1,175,000 shares to various consultants for services rendered, valued at $179,848.

During the six months ended June 30, 2019, the Company authorized 96,666 shares of restricted common stock to various employees, valued at $18,733, these shares were recorded as common stock payable as of June 30, 2019.

On February 25, 2019, a third-party debt holder cashless exercised 875,000 shares of warrant to purchase common stock.

On March 4, 2019, 650,000 shares were returned in connection with partial repayment made to debt holder and the same holder cashless exercised 1,110,000 shares of warrant to purchase common stock.

As of June 30, 2019, the Company had 24,585,738 shares of common stock issued and outstanding.

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

On November 17, 2017, the Company issued an unaffiliated investor warrants to purchase 267,500 shares of the Company’s common stock at an exercise price of $1.00 per share and expires in 18 months, in connection with a senior convertible promissory note in the principal amount of $267,500. The aggregate relative fair value of warrant was determined to be $10,750 on November 17, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 78%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to March 4, 2019, which is $0.025. (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date. The fair value of the warrant was determined to be $1,381,963 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.2 year. The same was considered as deemed dividend.

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

On November 1, 2018, the Company issued an unaffiliated investor two tranches of warrants in connection with a convertible promissory note in the principal amount of $380,000. (i) tranche 1 are warrants having a 5-year term to purchase 687,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option and (ii) tranche 2 are warrants having a 5-year term to purchase 2,062,500 shares of the Company’s restricted common stock at an exercise price of $0.20 per share with cashless exercise option. Tranche 2 warrants may be redeemed by the Company for $20,000 (“Call Payment”) beginning on the date of issuance, November 1, 2018, and ending on the date which is 180 calendar days following the issuance date (the “Call”). The aggregate relative fair value of the warrant was determined to be $89,908 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to March 4, 2019, which is $0.025. (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date. The fair value of the warrant was determined to be $3,421,241 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 4.7 year. The same was considered as deemed dividend.

On December 6, 2018 the Company issued an unaffiliated investor warrants to purchase 227,500 shares of common stock at a strike price of $0.20 per share expiring in 5 years, in connection with a convertible promissory note in the principal amount of $45,500. The relative fair value of the warrant was determined to be $7,880 on December 6, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to March 4, 2019, which is $0.025. (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date. The fair value of the warrant was determined to be $299,594 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 4.8 year. The same was considered as deemed dividend.

On March 4, 2019, the Company issued warrants having an 18-month term, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) $0.5 or (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the exercise price upon issuance. The fair value of the warrant was determined to be $3,553,635 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year.

On March 6, 2019, the Company issued Labrys warrants having a five-year term to purchase 608,000 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the issuance date. (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date. The fair value of the warrant was determined to be $2,306,364 on March 6, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

On March 19, 2019, the Company issued warrants having an 18-month term to purchase 83,078 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to the lesser of (i) 60% multiplied by the lowest trading price during the previous twenty-five (25) trading days before the issue date of this Note or (ii) 60% multiplied by the market price. The fair value of the warrant was determined to be $296,143 on March 19, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year.

On March 20, 2019, the Company also issued warrants having a 5 years term to purchase 80,036 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to 50% multiplied by the lowest trading price during the previous twenty 20 trading days prior to notice of conversion. The fair value of the warrant was determined to be $106,534 on March 20, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 266%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

On May 31, 2019, the Company issued warrants having a five-year term to purchase 160,000 shares of the Company’s restricted common stock at an exercise price of $0.50 per share with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to 50% multiplied by the lowest trading price during the previous twenty 20 trading days prior to this note or notice of conversion. The fair value of the warrant was determined to be $159,495 on May 31, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 253%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the warrant of $38,775 was considered as debt discount upon issuance.

The following table summarizes all stock warrant activity for the six months ended June 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	5,761,015	1.56	2.65
Granted	70,225,495	0.49	2.69
Exercised	(2,074,665)	0.55	2.36
Cancelled or expired	(9,829,897)	1.00	(0.12)
Balance outstanding, June 30, 2019	64,081,948	$0.25	3.14
Exercisable, June 30, 2019	64,081,948	$0.25	3.14

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,683,515	1.56	2.65
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2018	2,683,515	$1.56	2.65
Exercisable, June 30, 2018	2,683,515	$1.56	2.65

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

During the three months ended June 30, 2019 and 2018, we recorded $165,122 and $241,917 option expense. During the six months ended June 30, 2019 and 2018, we recorded $377,377 and $481,177 option expense. As of June 30, 2019, the unamortized option expense was $439,114.

The following table summarizes all stock option activity for the six months ended June 30, 2019 and 2018:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	2,050,000	2.21	5.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2019	2,050,000	$2.21	5.26
Exercisable, June 30, 2019	1,750,000	$2.29	4.78

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,050,000	2.21	6.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, June 30, 2018	2,050,000	$2.21	6.26
Exercisable, June 30, 2018	-	$-	-

Note 10– Other Related Party Transactions

Wilshire Energy Partners, LLC

Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. During the six months ended June 30, 2019 and 2018, Wilshire advanced the Company $0 and $55,210 for operating purposes and the Company repaid $15,973 and $0, respectively.

As of June 30, 2019, and December 31, 2018, total amount due to officers and directors were $1,023,371 and $687,770.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2019 was 12%. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 1.67 years.

As of June 30, 2019, the maturities of operating leases liabilities are as follows:

Operating Leases
Remaining 2019	$57,000
2020	107,350
Total	164,350
Less: amount representing interest	(17,150)
Present value of future minimum lease payments	147,200
Less: current obligations under leases	101,225
Long-term lease obligations	$45,975

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Six months ended
June 30, 2019
Operating lease costs	$44,250
Variable rent costs	(-)
Total rent expense	$44,250

Other information related to leases is as follows:

Six months ended
June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,250

Weighted-average remaining lease term - operating leases	1.42 yr
Weighted-average discount rate - operating leases	12%

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through June 30, 2019, noted below in accordance with Auditing Standard 2801.03.

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of June 30, 2019, we recorded $13,489 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal:	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at June 30, 2019, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter as of the date of this current report.

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

633 17th Street Operating Company LLC v. Foothills Exploration, Inc. (Case No. 2019CV30189, District Court, City and County of Denver, Colorado)

This case was filed on January 16, 2019, seeking unpaid leasehold obligations in the amount of $75,107 from the Defendant. On June 25, 2019 a judgement was granted to Plaintiff in the amount of $139,793.42. A Writ of Garnishment was filed against Foothills debtor, Bank of America on July 16, 2019.

As of June 30, 2019, and December 31, 2018, the balance of other liabilities was $389,599 and $282,676, respectively.

Note 13 – Subsequent Events

Exercise of Warrants

In August 2019, we issued 551,396 shares of common stock for warrant exercise.

Odyssey Capital Funding, LLC Placement

On July 11, 2019, Foothills Exploration, Inc. (the “Company”), closed on a convertible redeemable loan transaction with an unaffiliated lending entity, Odyssey Capital Funding, LLC (“Odyssey”) in the principal amount of $236,250 (the “Note”), before giving effect to certain transactional costs including legal fees yielding a net of $236,250.

Odyssey is entitled, at its option, at any time after the 180th daily anniversary of the Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent (provided such notice of conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if Odyssey wishes to include the same day closing price).

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

The maturity date for this Note is July 11, 2020 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. For further details, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019.

Power Up Lending Group Ltd. Placement

On July 22, 2019, Foothills Exploration, Inc. (the “Company”), closed on a convertible loan transaction with Power Up Lending Group Ltd. (“Power Up”) in the principal amount of $78,000 (the “Note”), before giving effect to certain transactional costs including legal fees yielding a net of $78,000.

Power Up is entitled, at its option, at any time after the 180th daily anniversary of the Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 61% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty (20) prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if Power Up wishes to include the same day closing price).

Interest on any unpaid principal balance of this Note shall be paid at the rate of 12% per annum. Interest shall be paid by the Company in Common Stock (“Interest Shares”). Power Up may, at any time, after the 180th daily anniversary of the Note, send in a notice of conversion to the Company for Interest Shares based on the formula described above. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of this Note to the date of such notice.

The maturity date for this Note is July 17, 2020 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. For further details, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019.

GS Capital Partners, LLC Placement

On July 24, 2019, the Company closed on a convertible redeemable loan transaction with GS Capital Partners, LLC (“GS”) in the principal amount of $110,000 (the “Note”) with an original issue discount of $10,000, before giving effect to certain transactional costs including legal fees yielding a net of $100,000.

GS is entitled, at its option, at any time after the 180th daily anniversary of the Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty-five (25) prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if GS wishes to include the same day closing price).

Interest on any unpaid principal balance of this Note shall be paid at the rate of 10% per annum. Interest shall be paid by the Company in Common Stock (“Interest Shares”). GS may, at any time, after the 180th daily anniversary of the Note, send in a notice of conversion to the Company for Interest Shares. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of this Note to the date of such notice.

The maturity date for this Note is July 23, 2020 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. For further details, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019.

Active Management of Convertible Debt.

On July 12, 2019, the Company retired in full the first tranche of the convertible promissory note with Crown Bridge Partners, LLC, dated December 6, 2018, in the principal amount of $45,500. The Company made several payments totaling $350,000 towards the principal balance of the convertible promissory note with Labrys Fund, L.P. dated November 1, 2018, in the principal amount of $380,000. The Company entered into an extension agreement with Labrys Fund, L.P. for the repayment of said note and has one final payment of $55,000 remaining. The Company also entered into an extension agreement for the repayment of the Jefferson Street Capital Note dated December 19, 2018, in the principal amount of $58,300. The Company has paid a total of $25,000 towards the principal balance of the Jefferson Street Capital note and anticipates repaying the note in full in accordance to the extension agreement reached with the lender.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through June 30, 2019, has a working capital deficit at June 30, 2019, of $23,789,371, and has limited sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

To address these matters, the Company is actively meeting with investors for possible equity investments, including business combinations; investigating other possible sources to refinance our existing debt; and in continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue

The following table summarizes our revenues from commodity sales during the three months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Revenues
Oil	$2,650	$17,127	$(14,477)	-85%
Natural gas	231,468	(61)	231,529	100%
Natural gas liquids	18,862	91,291	(72,429)	-79%
Residue Gas	230,936	451,320	(220,384)	-49%
Total	$483,916	$559,677	$(75,761)	-14%

Sales volumes
Oil (Bbls)	200	304	(104)	-34%
Natural gas (MCF)	145,763	58	145,705	251216%
Natural gas liquids (Bbls)	2,211	4,129	(1,918)	-46%
Residue Gas (MCF)	357,682	209,872	147,810	70%
Total BOE	86,318	39,412	22,613	57%
Total BOE/D	949	115	62	54%

Average prices
Oil (per Bbl)	$13.25	$56.28	$(43.03)	-76%
Natural gas (per MCF)	1.59	(1.06)	2.65	100%
Natural gas liquids (per BOE)	8.53	22.11	(13.58)	-61%
Residue gas (per MCF)	0.65	2.15	(1.50)	-70%
Total per BOE	$5.61	$70.26	$(3.35)	-5%

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018, are set forth in the table below.

	Three Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense (1)	$318,005	$369,414	$(51,409)	-14%
Production and ad valorem taxes (2)	40,625	691	39,934	5779%
Depletion, depreciation, amortization, accretion, and impairment expense	360,813	109,936	250,877	228%
General and administrative expense	1,038,348	619,660	418,688	68%
Total operating expenses	$1,757,791	$1,099,701	$658,090	60%

1)	GRB Assets producing in the three months ended June 30, 2019, which were acquired in Q1 2019.
2)	GRB Assets producing in the three months ended June 30, 2019, which were acquired in Q1 2019.

Operating expenses expressed in BOE for the three months ended June 30, 2019 and 2018 are set forth in the table below:

	Three Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$3.68	$9.37	$(5.69)	-61%
Production and ad valorem taxes	0.47	0.02	0.45	2253%
Depletion, depreciation, amortization, accretion, and impairment expense	4.18	2.79	1.39	50%
General and administrative expense	12.03	15.20	(3.17)	-21%
Total operating expenses	$20.36	$27.90	$(7.02)	-25%

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenue

The following table summarizes our revenues from commodity sales during the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Revenues
Oil	$7,628	$18,997	$(11,369)	-60%
Natural gas	582,185	126	582,059	461952%
Natural gas liquids	45,915	182,241	(136,326)	-75%
Residue Gas	845,007	1,086,544	(241,537)	-22%
Total	$1,480,735	$1,287,908	$192,827	15%

Sales volumes
Oil (Bbls)	305	339	(34)	-10%
Natural gas (MCF)	213,843	126	213,717	169617%
Natural gas liquids (Bbls)	4,733	8,711	(3,978)	-46%
Residue Gas (MCF)	487,287	450,785	36,502	8%
Total BOE	121,893	84,181	2,072	2%
Total BOE/D	1,339	465	6	1%

Average prices
Oil (per Bbl)	$25.03	$56.04	$(31.01)	-55%
Natural gas (per MCF)	2.72	1.00	1.72	172%
Natural gas liquids (per BOE)	9.70	20.92	(11.22)	-54%
Residue gas (per MCF)	1.73	2.41	(0.68)	-28%
Total per BOE	$12.15	$15.30	$93.09	608%

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and 2018, are set forth in the table below.

	Six Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense (1)	$662,100	$836,458	$(174,358)	-21%
Production and ad valorem taxes (2)	90,333	1,502	88,831	5914%
Depletion, depreciation, amortization, accretion, and impairment expense	570,896	224,311	346,585	155%
General and administrative expense	1,814,070	1,350,085	463,985	34%
Total operating expenses	$3,137,399	$2,412,356	$725,043	30%

1)	GRB Assets producing in the six months ended June 30, 2019, which were acquired in Q1 2019.
2)	GRB Assets producing in the six months ended June 30, 2019, which were acquired in Q1 2019.

Operating expenses expressed in BOE for the six months ended June 30, 2019 and 2018 are set forth in the table below:

	Six Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$5.43	$9.94	$(4.51)	-45%
Production and ad valorem taxes	0.74	0.02	0.72	3605%
Depletion, depreciation, amortization, accretion, and impairment expense	4.68	2.66	2.02	76%
General and administrative expense	14.88	16.04	(1.16)	-7%
Total operating expenses	$25.74	$28.66	$(2.92)	-10%

Interest Expense and Gain on Change in Derivative Value

Interest expense and Gain on Change in Derivative Value for the six months ended June 30, 2019 and 2018, was $7,968,634 and $(1,225,075), respectively. The increase in interest expense and derivative value is primarily attributed to additional compensation related to notes payable extensions during the six months ended June 30, 2019.

Other Income

Other income for the six months ended June 30, 2019 and 2018, was $18,905 and $22,907, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the six months ended June 30, 2019.

Gain or loss on extinguishment of debt

Gain (loss) on extinguishment of debt for the six months ended June 30, 2019 and 2018, was $1,246,186 and $(63,685), respectively. The increase in loss on extinguishment of debt is primarily attributed to common stock shares exchanged for the reduction of officers and directors’ accrued unpaid wages issued below market price.

Net Loss

As a result of the foregoing, our net loss for the six months ended June 30, 2019, was $8,360,207 ($0.37) per basic and diluted common share. Our net loss for the six months ended June 30, 2018, was $2,390,301 ($0.16) per basic and diluted common share.

Liquidity and Capital Resources

Overview

As of June 30, 2019, the Company had a working capital deficit of $23,789,371. As of December 31, 2018, the Company had a working capital deficit of $16,084,225. The increase of $7,705,146, in the working capital deficit was attributable as follows:

Decrease in current assets of which $19,960 was increased cash	$(228,751)
Increase in accounts payable and accrued liabilities	276,008
Increase in accounts payable and accrued liabilities – related party (1)	606,326
Increase in current portion of notes payable and convertible notes payable	997,030
Increase in current portion of notes payable and convertible notes payable – related party	-
Increase in derivative liabilities	5,844,742
Increase in leasing liabilities	102,868
Decrease in contingent liabilities primarily associated with legal proceedings	106,923
Sum of changes in working capital	$7,705,146

(1)	Accrued payable to management for unpaid compensation of $1,023,371.

Cash, Cash equivalents, restricted cash and Accounts Receivable

As of June 30, 2019, the Company had cash of $21,099, compared to $1,139 at December 31, 2018.

As of June 30, 2019, the Company has restricted cash of $120,000, compared to $120,000 at December 31, 2018.

As of June 30, 2019, the Company had accounts receivable – trade & oil and gas of $89,902, compared to $10,090 at December 31, 2018. This increase in accounts receivable is due primarily to 22 gas wells we acquired in Q1 2019.

Liabilities

As of June 30, 2019, the outstanding balance of principal on notes and convertible notes payable net of debt discount was $10,024,364 a net increase of $997,030 from the outstanding balance of $9,027,334 as of December 31, 2018. This net increase was due to additional notes we entered into during Q1 2019.

Accounts payable and accrued expenses increased by $882,334 to $7,132,544 at June 30, 2019, from $6,250,210 at December 31, 2018. Included in accounts payable and accrued expenses are $1,023,371 and $687,770 as of the June 30, 2019 and December 31, 2018, respectively, primarily associated with accrued payable to management for unpaid compensation. These unpaid liabilities are aged from 1 days to 635 days, and the Company lacks the liquidity to pay them until it obtains additional capital.

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

Operating Activities

During the six months ended June 30, 2019 and 2018, the Company used $557,128 and provided $99,542 of cash in operating activities, respectively. Non-cash adjustments included $222,255 and $239,259 related to stock compensation expense, $3,160 and $(936) in rent related, $7,295,739 and $672,423 related to amortization of debt discount, warrant and conversion feature that exceeded notes, depreciation, depletion, amortization and accretion, common stock and warrants issued for inducement of the note extension and change in derivative liabilities and extinguishment of debt of ($1,246,186) and $63,685, and net changes in operating assets and liabilities of $603,513 and $944,108, respectively.

Investing Activities

During the six months ended June 30, 2019 and 2018, respectively, $684,413 and $0 net cash was used in investing activities, an increase of $684,413. This increase is primarily due to 22 gas wells acquired in Q1 19.

Financing Activities

During the six months ended June 30, 2019 and 2018, $1,261,501 and ($100,000) net cash used and provided by financing activities, an increase of $1,361,501. This change is primarily due to notes payable entered into during Q1 19 during six months ended June 30, 2019.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, the Company’s management has concluded that as of June 30, 2019, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

The Company has identified the following factors that have led management to determine that material weaknesses exist in the Company’s internal control over financial reporting as of June 30, 2019:

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

At June 30, 2019, our indirect subsidiaries were parties to the following contested matters:

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through June 30, 2019, noted below in accordance with Auditing Standard 2801.03.

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8 th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of June 30, 2019, we recorded $12,115.31 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal:	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at June 30, 2019, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter as of the date of this current report.

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

Performance Drilling Company, LLC vs. Foothills Petroleum Operating, Inc. (Case No. 2017-3916 DIV G 14 th Judicial District Court in Parish of Calcasieu, State of Louisiana)

This case was filed on September 25, 2017, for payment of services performed by plaintiff in the amount of $205,251 for unpaid accounts in connection with its drilling of the Labokay test well. On January 16, 2018, a default judgment was entered against FPOI, in the amount of $205,251.24; together with accrued interest of $29,861 from March 18, 2017, through December 31, 2017; plus, additional interest from January 1, 2018, at the rate of one and one-half percent (1.5%) per month until paid (a per diem rate of $103.69); plus, an additional sum for reasonable attorney’s fees of $2,500, and all costs of the court proceedings. FPOI was cited to appear through its authorized representative, B.P. Allaire, in Open Court, on 27 th of July at 9:00 a.m. to be examined as a Judgment Debtor. FPOI was ordered to produce at the above time and place all the books, papers and other documents so requested in the petition. FPOI inadvertently failed to appear at this hearing and is currently seeking to reschedule this hearing. No further action has been taken as of the date of this current report.

Monster Rentals, LLC dba Deepwell Equipment Rentals vs. Foothills Petroleum Operating, Inc. (Case No. 2017-11013 DIV E – 15 th Judicial District Court in Parish of Acadia, State of Louisiana)

This case was filed on October 24, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $53,943.53 in connection with the Labokay test well in Calcasieu Parish, Louisiana. On December 5, 2017, a default judgement was entered against FPOI in favor of Plaintiff in the amount of $53,943.53, plus attorneys’ fees of $3,483 and court costs and expenses in the amount of $476.84, plus judicial interest from the date of the judicial demand, until paid, and for all costs of these proceedings. No further action has been filed in this matter as of the date of this current report.

Canal Petroleum Products, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-6574; DIV. C – 15 th Judicial District Court, Lafayette Parish, Louisiana)

This case was filed on November 14, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $35,981 for unpaid accounts in connection with its drilling of the Labokay test well.

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

Smith International, Inc. vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004617; DIV. E – 14 th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $30,244 in connection with its drilling of the Labokay test well.

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

M-I, L.L.C. d/b/a MI-SWACO vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004616; DIV. G – 14 th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $51,275 in connection with the Labokay test well.

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

Schlumberger Technology Corporation vs. Foothills Petroleum Operating, Inc. (Case No. 2017-004618; DIV. E – 14 th Judicial District Court, Calcasieu Parish, Louisiana)

This case was filed on November 7, 2017 and concerns the collection of amounts incurred by FPOI for services performed by plaintiff in the amount of $28,904 for unpaid accounts in connection with its drilling of the Labokay test well in Calcasieu Parish, Louisiana.

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

Zealous Energy Services, LLC vs. Foothills Petroleum Operating, Inc. (Docket No. 086708 Div. C 16 th Judicial District Court, Parish of St. Martin, Louisiana)

On September 28, 2018, the Court after reviewing the record of these proceedings, found the law and evidence supported Plaintiff’s demands and, without holding a hearing, ruled as follows: the Court ordered, adjudged and decreed that a money judgement be rendered in favor of Zealous Energy Services, LLC and against Foothills Petroleum Operating, Inc. in the full and true amount of $53,026.58, plus interest at the judicial interest rate of 5% per annum from January 24, 2018, the date of judicial demand, until finally paid, plus attorney’s fees of $1,260.00 and all cost. On March 1, 2019, a Motion to Examine Judgment Debtor was filed with the court.

633 17 th Street Operating Company LLC v. Foothills Exploration, Inc. (Case No. 2019CV30189, District Court, City and County of Denver, Colorado)

This case was filed on January 16, 2019, seeking unpaid leasehold obligations in the amount of $75,107 from the Defendant. On June 25, 2019 a judgement was granted to Plaintiff in the amount of $139,793.42. A Writ of Garnishment was filed against Foothills debtor, Bank of America on July 16, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company issued 975,000 shares to various consultants for services rendered, valued at $169,847.

On February 25, 2019, a third-party debt holder cashless exercised 875,000 shares of warrant to purchase common stock.

On March 4, 2019, 650,000 shares were returned in connection with partial repayment made to debt holder and the same holder cashless exercised 1,110,000 shares of warrant to purchase common stock.

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

FOOTHILLS EXPLORATION, INC.

Dated: August 19, 2019	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

