Form 10-Q/A
period 2019-06-30
FOOTHILLS EXPLORATION, INC.
filed 2019-08-30
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment #1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 19, 2019 (the “Form 10-Q”), is to update certain non-financial disclosures in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which presented inaccurate volumes and average prices of certain petrochemicals sold by the Company. These changes do not affect reported revenues or operating expenses. No other changes have been made to the Form 10-Q.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update the disclosures made in the original Form 10-Q except as noted above.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue

The following table summarizes our revenues from commodity sales during the three months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Revenues
Oil	$2,650	$17,127	$(14,477)	-85%
Natural gas	231,468	(61)	231,529	100%
Natural gas liquids	18,862	91,291	(72,429)	-79%
Residue Gas	230,936	451,320	(220,384)	-49%
Total	$483,916	$559,677	$(75,761)	-14%

Sales volumes
Oil (Bbls)	48	304	(256)	-84%
Natural gas (MCF)	139,763	58	139,705	240871%
Natural gas liquids (Bbls)	2,211	4,129	(1,918)	-46%
Residue Gas (MCF)	114,039	209,872	(95,833)	-46%
Total BOE	44,558	39,412	5,146	13%
Total BOE/D	490	433	57	13%

Average prices
Oil (per Bbl)	$55.70	$56.28	$(0.64)	-1%
Natural gas (per MCF)	1.66	(1.06)	2.72	100%
Natural gas liquids (per BOE)	8.53	22.11	(13.58)	-61%
Residue gas (per MCF)	2.03	2.15	(0.13)	-6%
Total per BOE	$10.86	$14.20	$(3.34)	-24%

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018, are set forth in the table below.

	Three Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense (1)	$318,005	$369,414	$(51,409)	-14%
Production and ad valorem taxes (2)	40,625	691	39,934	5779%
Depletion, depreciation, amortization, accretion, and impairment expense	360,813	109,936	250,877	228%
General and administrative expense	1,038,348	619,660	418,688	68%
Total operating expenses	$1,757,791	$1,099,701	$658,090	60%

1)	GRB Assets producing in the three months ended June 30, 2019, which were acquired in Q1 2019.
2)	GRB Assets producing in the three months ended June 30, 2019, which were acquired in Q1 2019.

Operating expenses expressed in BOE for the three months ended June 30, 2019 and 2018 are set forth in the table below:

	Three Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$3.68	$9.37	$(5.69)	-61%
Production and ad valorem taxes	0.47	0.02	0.45	2253%
Depletion, depreciation, amortization, accretion, and impairment expense	4.18	2.79	1.39	50%
General and administrative expense	12.03	15.20	(3.17)	-21%
Total operating expenses	$20.36	$27.90	$(7.02)	-25%

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenue

The following table summarizes our revenues from commodity sales during the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Revenues
Oil	$7,628	$18,997	$(11,369)	-60%
Natural gas	582,185	126	582,059	461952%
Natural gas liquids	45,915	182,241	(136,326)	-75%
Residue Gas	845,007	1,086,544	(241,537)	-22%
Total	$1,480,735	$1,287,908	$192,827	15%

Sales volumes
Oil (Bbls)	152	339	(187)	-55%
Natural gas (MCF)	239,731	126	239,605	190163%
Natural gas liquids (Bbls)	4,733	8,711	(3,978)	-46%
Residue Gas (MCF)	243,643	450,785	(207,142)	-46%
Total BOE	85,448	84,181	1,267	2%
Total BOE/D	475	465	10	2%

Average prices
Oil (per Bbl)	$50.06	$56.04	$(5.98)	-11%
Natural gas (per MCF)	2.43	1.00	1.43	143%
Natural gas liquids (per BOE)	9.70	20.92	(11.22)	-54%
Residue gas (per MCF)	3.47	2.41	1.06	44%
Total per BOE	$17.33	$15.30	$2.03	13%

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and 2018, are set forth in the table below.

	Six Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense (1)	$662,100	$836,458	$(174,358)	-21%
Production and ad valorem taxes (2)	90,333	1,502	88,831	5914%
Depletion, depreciation, amortization, accretion, and impairment expense	570,896	224,311	346,585	155%
General and administrative expense	1,814,070	1,350,085	463,985	34%
Total operating expenses	$3,137,399	$2,412,356	$725,043	30%

1)	GRB Assets producing in the six months ended June 30, 2019, which were acquired in Q1 2019.
2)	GRB Assets producing in the six months ended June 30, 2019, which were acquired in Q1 2019.

Operating expenses expressed in BOE for the six months ended June 30, 2019 and 2018 are set forth in the table below:

	Six Months Ended
	June 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$5.43	$9.94	$(4.51)	-45%
Production and ad valorem taxes	0.74	0.02	0.72	3605%
Depletion, depreciation, amortization, accretion, and impairment expense	4.68	2.66	2.02	76%
General and administrative expense	14.88	16.04	(1.16)	-7%
Total operating expenses	$25.74	$28.66	$(2.92)	-10%

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

FOOTHILLS EXPLORATION, INC.

Dated: August 30, 2019	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

