Form 10-Q
period 2019-09-30
FOOTHILLS EXPLORATION, INC.
filed 2020-02-28
CIK 1503458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 26, 2020, there were 100,693,521 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$477	$1,139
Restricted cash	120,000	120,000
Accounts receivable - trade	-	10,090
Accounts receivable – oil and gas	2,610	-
Prepaid expenses	56,905	6,086
Total current assets	179,992	137,315

Oil and gas properties, full cost accounting
Properties not subject to amortization	106,299	106,299
Properties subject to amortization, net	12,639,920	12,036,804
Support facilities and equipment, net	294,246	284,157
Net oil and gas properties	13,040,465	12,427,260

Property and equipment, net	739	6,337
Other assets:
Right of use assets	123,120	-
Surety and performance bonds	145,000	145,000
Total assets	$13,489,316	$12,715,912

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$4,937,076	$4,320,261
Accounts payable – related party	1,164,606	794,529
Accrued interest	771,871	375,232
Accrued interest - related party	1,336,174	760,188
Notes payable	1,805,434	1,595,697
Notes payable - related party	7,250,000	7,250,000
Convertible note payable, net	1,456,730	181,637
Derivative liabilities	3,724,740	661,320
Leasing liabilities	145,226	-
Other liabilities	413,782	282,676
Total Current Liabilities	23,005,639	16,221,540
Long-Term Liabilities:
Asset retirement obligation	593,270	340,117
Convertible note payable, net	-	32,898
Total Liabilities	23,598,909	16,594,555

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.0001 par value; 1,975,000,000 shares authorized; 36,851,334 and 22,075,738 shares issued and outstanding, respectively	3,686	2,208
Stock payable	2,600	-
Additional paid in capital	17,520,862	11,173,120
Accumulated deficit	(27,636,741)	(15,053,971)
Total stockholders’ deficit	(10,109,593)	(3,878,643)
Total Liabilities and Stockholders’ Deficit	$13,489,316	$12,715,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$160,304	$583,019	$1,641,039	$1,870,927

Operating expenses
Lease operating expense	328,470	462,660	1,080,903	1,300,620
Selling, general and administrative expense	937,954	664,957	2,752,024	2,015,042
Depreciation, depletion, amortization and accretion expense	59,446	96,745	630,342	321,056
Total operating expenses	1,325,870	1,224,362	4,463,269	3,636,718

Loss from operations	(1,165,566)	(641,343)	(2,822,230)	(1,765,791)

Other income (expenses):
Interest expense	(1,779,984)	(254,486)	(10,827,209)	(1,169,327)
Other income	-	2,500	18,905	25,407
Change in derivative	3,301,296	114,474	4,379,887	(195,760)
Gain on extinguishment of debt	417,666	54,951	1,663,852	(8,734)
Total other income (expenses)	1,938,978	(82,561)	(4,764,565)	(1,348,414)

Net Income (Loss)	$773,412	$(723,904)	$(7,586,795)	$(3,114,205)

Deemed dividend related to warrant repricing	$-	$-	$(4,995,975)	$-

Net Income (Loss) attributable to common stockholders	$773,412	$(723,904)	$(12,582,770)	$(3,114,205)

Net loss per share – basic	0.03	(0.04)	(0.52)	(0.20)
Net loss per share –diluted	0.00	(0.04)	(0.52)	(0.20)

Weighted average common shares – basic	26,290,578	16,522,827	24,218,718	15,593,318
Weighted average common shares –diluted	517,702,534	16,522,827	24,218,718	15,593,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three and nine months ended September 30, 2019 and 2018

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of June 30, 2019	-	$-	24,585,738	$2,459	$17,234,078	$18,733	$(28,410,153)	$(11,154,883)
Options and warrants issued for services	-	-	-	-	187,216	-	-	187,216
RSU	-	-	228,332	23	40,894	(16,133)	-	24,784
Conversion of notes payable	-	-	2,505,933	251	59,627	-	-	59,878
Warrant exercises	-	-	9,531,331	953	(953)	-	-	-
Net income	-	-	-	-	-	-	773,412	773,412
Balance as of September 30, 2019	-	$-	36,851,334	$3,686	$17,520,862	$2,600	$(27,636,741)	$(10,109,593)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of December 31, 2018	-	$-	22,075,738	$2,208	$11,173,120	$-	$(15,053,971)	$(3,878,643)
Common issued for services	-	-	1,175,000	117	179,730			179,847
Options and warrants issued for services	-	-	-	-	564,593	-	-	564,593
RSU	-	-	228,332	23	40,894	2,600		43,517
Conversion of notes payable			2,505,933	251	59,627			59,878
Fair value of warrants issued with note payable	-	-			508,010			508,010
Deemed dividend on warrant repricing	-	-			4,995,975		(4,995,975)	-
Shares returned	-	-	(650,000)	(65)	65			-
Warrant exercises	-	-	11,516,331	1,152	(1,152)			-
Net Loss	-	-	-	-	-	-	(7,586,795)	(7,586,795)
Balance as of September 30, 2019	-	$-	36,851,334	$3,686	$17,520,862	$2,600	$(27,636,741)	$(10,109,593)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of June 30, 2018	-	$-	15,050,627	$1,505	$9,358,556	$973,712	$(10,858,766)	$(524,993)
Shares issued for inducement of note payable	-	-	1,259,400	126	268,377	(146,223)	-	122,280
Common issued for services (CEO, Dir)	-	-	3,836,111	384	774,353	(774,737)	-	-
Options issued for services	-	-	-	-	244,576	-	-	244,576
Fair value of warrants issued with note payable	-	-	-	-	9,035	-	-	9,035
Net income	-	-	-	-	-	-	(723,904)	(723,904)
Balance as of September 30, 2018	-	$-	20,146,138	$2,015	$10,654,897	$52,752	$(11,582,670)	$(873,006)

	Preferred stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of December 31, 2017	-	$-	14,900,627	$1,490	$8,847,394	$93,900	$(8,468,465)	$474,319
Shares issued for inducement of note payable	-	-	1,409,400	141	298,362	(41,148)		257,355
Common issued for services (CEO, Dir)	-	-	3,836,111	384	774,353	-		774,737
Options issued for services	-	-	-	-	725,753	-	-	725,753
Fair value of warrants issued with note payable	-	-			9,035			9,035
Net income	-	-	-	-	-	-	(3,114,205)	(3,114,205)
Balance as of September 30, 2018	-	$-	20,146,138	$2,015	$10,654,897	$52,752	$(11,582,670)	$(873,006)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOOTHILLS EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net loss	$(7,586,795)	$(3,114,205)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	630,342	321,056
Amortization of debt discount	1,794,484	416,695
Gain on extinguishment of debt	(1,663,852)	-
Warrant and conversion feature exceeded notes	7,698,521	-
Change in derivative value	(4,379,887)	195,760
Gain on settlement of debt and contingent liabilities	-	8,734
Common stock and warrants issued for inducement of the note extension	-	161,575
Common stock and stock payable issued for services and fair value of options	787,957	725,753
ASC 842 rental expense	22,106	(14,487)
Changes in operating assets and liabilities:
Accounts receivable	10,090	(142)
Surety and performance bonds	-	150,000
Prepaid expenses	(50,819)	(31,354)
Accounts payable and accrued liabilities	833,892	(2,701)
Accounts payable and accrued liabilities - related party	946,063	1,090,591
Other liabilities	131,106	(23,290)
Net cash used in operating activities	(826,792)	(116,015)

Cash Flows from Investing Activities
Payments for acquisition of oil and gas property	(802,014)	-
Net cash used investing activities	(802,014)	-

Cash Flows from Financing Activities
Proceeds from notes payable	176,001	52,000
Proceeds from convertible note payable	1,855,500	44,000
Repayment to convertible note payable	(403,357)	(100,000)
Net cash provided by (used in) financing activities	1,628,144	(4,000)

Net decrease in cash, cash equivalents and restricted cash	(662)	(120,015)

Cash, Cash Equivalents and Restricted Cash, beginning of period	121,139	240,555

Cash, Cash Equivalents and Restricted Cash, end of period	$120,477	$120,540

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,139	$555
Restricted cash at beginning of period	120,000	240,000
Cash and cash equivalents and restricted cash at beginning of period	$121,139	$240,555

Cash and cash equivalents at end of period	$477	$540
Restricted cash at end of period	120,000	120,000
Cash and cash equivalents and restricted cash at end of period	$120,477	$120,540

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of cash flow information:
Asset Retirement Obligation	$222,194	$23,709
Debt discount	$-	$60,500
Unpaid liabilities in acquisition of oil and gas property	$-	$1,761,584
Principal and interest of note payable converted into shares	$21,553	$0
Right of use assets	$187,811	$0
Lease liabilities	$187,811	$0
Notes payable issued against settlement of convertible note	$-	$50,000
Other liabilities settled against notes payable	$-	$32,793

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

On October 1, 2019, Foothills Exploration, Inc. (the “Company”) received from the Secretary of State of the State of Delaware confirmation of the effective filing of the Company’s Certificate of Amendment to its Certificate of Incorporation (the “Charter Amendment”), increasing the number of shares of Common Stock the Company is authorized to issue from Four Hundred Seventy-Five Million (475,000,000) to Two Billion (2,000,000,000) (the “Increase in Authorized Shares”).

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through September 30, 2019, has a working capital deficit at September 30, 2019, of $22,825,647, and has limited sources of revenue. These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Functional Currency

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at September 30, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the current assets section of our consolidated balance sheet. At September 30, 2019 and December 31, 2018, the Company had restricted cash of $120,000 and $120,000, respectively. This amount is being held in escrow for the benefit of the State of Utah for certain properties located in Utah, covered under a certain Modification to Stipulated Order between the Utah Division of Oil, Gas and Mining and TEPI dated August 1, 2014 (Case No. SI/TA-102). These funds held in escrow, will be released to the Company once the Company finishes its reclamation of the various wells in question.

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

The Company’s oil and gas revenues receivable comprise receivables from purchasers of the Company’s production of oil and gas and other hydrocarbons and from operators of properties in which the Company has a non-operated interest, as well as from joint interest owners of properties the Company operates. During the nine months ended September 30, 2019, the Company accrued $2,610 of net revenue receivable related to GRB Assets. See Note 4 – Property and Equipment. EOG Resources, Inc. (“EOG”), is the operator of two wells in which the Company has a 21.62% working interest. The Company has been informed that EOG will apply to unpaid invoices of the Company’s share of costs to drill two wells until EOG has recovered those costs. During the nine months ended September 30, 2019, those costs were $302,055, of which $230,603 were capitalized. See Note 4 – Property and Equipment.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Carrying	Fair Value Measurement at
	Value	September 30, 2019
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	3,724,740	—	—	3,724,740

	Carrying	Fair Value Measurement at
	Value	December 31, 2018
		Level 1	Level 2	Level 3

Derivative assets, debt and equity instruments	$—	$—	$—	$—
Derivative liabilities, debt and equity instruments	661,320	—	—	661,320

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) available to stockholders	773,412	(723,904)	(7,586,795)	(3,114,205)
Basic net income allocable to participating securities (1)	-	-	-	-
Income (loss) available to Foothills Exploration, Inc.’s stockholders	773,412	(723,904)	(7,586,795)	(3,114,205)

Denominator:
Weighted average number of common shares outstanding-Basic	26,290,578	16,522,827	24,218,718	15,593,318
Effect of dilutive securities:
Options and warrants (2)	205,533,888	-	205,533,888	-
Stock payable (3)	50,000	539,600	50,000	539,600
Convertible notes (4)	285,828,068	5,090,909	285,828,068	5,090,909
Weighted average number of common shares outstanding-Diluted	517,702,534	22,153,336	515,630,674	21,223,827

Net income (loss) per share:
Basic	0.03	(0.04)	(0.52)	(0.20)
Diluted	0.00	(0.03)	(0.01)	(0.15)

(1)	Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)	For the three months ended September 30, 2019 and 2018, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 2,566,015 and 2,783,515 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the nine months ended September 30, 2019 and 2018, “out of the money” stock options representing 2,050,000 and 2,050,000 shares and warrants representing 2,566,015 and 2,783,515 shares were antidilutive and, therefore, excluded from the diluted share calculation.

(3)	For the three months ended September 30, 2019 and 2018, stock payable representing, 50,000 and 539,600 shares were anti-dilutive. For the nine months ended September 30, 2019 and 2018, stock payable representing 50,000 and 539,600 shares were anti-dilutive.

(4)	For the three months ended September 30, 2019 and 2018, convertible notes representing 0 shares was anti-dilutive. For the nine months ended September 30, 2019 and 2018, convertible notes representing 220,000 and 0 shares were anti-dilutive.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC Topic 718. As such, the value of the applicable stock-based compensation is periodically re-measured and income or expense is recognized during their vesting terms. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is primarily recognized over the term of the consulting agreement. In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

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

Note 4 – Property and Equipment

Oil and Gas Properties

The Company’s oil and gas properties at September 30, 2019 and December 31, 2018 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at September 30, 2019 and December 31, 2018 are set forth below in the following table:

	September 30, 2019	December 31, 2018
Unproved leasehold (1)	$106,299	$106,299
Proved leasehold and Properties subject to depletion, net of depletion	12,639,920	12,036,804
Exploratory wells – construction-in-progress (1)	-	-
Total	$12,746,219	$12,143,103

(1)	Not subject to depletion;

		Exploration and		Depreciation, Depletion, Amortization,
Year	Acquisition	Development	Disposition	and
Incurred	Costs	Costs	of Assets	Impairment	Total

2016 and prior	$10,252,568	$1,181,421	$—	$—	$11,433,989
2017	—	3,223,931	—	(1,525,784)	1,698,147
2018	—	1,897,502		(2,886,535)	(989,033)
2019	657,304	537,052		(591,240)	603,116
Total	$10,909,872	$6,839,906	$—	$(5,003,559)	$12,746,219

●	In 2017, the Company acquired a 21.62% non-operated working interest with a 17.1% net revenue interest in two exploratory horizontal gas wells in the Uinta Basin from an undisclosed party, and the Company incurred $1,479,282 in well costs. During the year ended December 31, 2018, the company incurred an additional $1,868,370 of well costs. At December 31, 2018, the Company’s share total costs for drilling and completing the two wells was $3,347,776. Although these wells produced economic quantities of natural gas liquids and residue gas through December 31, 2017, well completion activities were completed during the year ended December 31, 2018, so costs were reclassed from construction-in-progress to proved properties subject to depletion through December 31, 2018. As of December 31, 2018, we recorded impairment expense of $1,521,776 for the amount exceeding the ceiling test limitation. During the nine months ended September 30, 2019, the company capitalized additional costs of $230,603.

●	In 2017, the Company drilled a test well on the Labokay prospect to the total measured depth of 8,795 feet, where hydrocarbons shows were not in commercial quantities to warrant completion. This well was plugged and abandoned. Since the well was not commercially viable the Company’s working interest in the underlying mineral lease terminated and we no longer have a right to acquire title to said property. During the year ended December 31, 2017, we incurred costs of $1,209,675 in the drilling of this well and $1,352,982 was charged to impairment expense. Civil lawsuits were filed against FPOI arising from unpaid accounts in connection with drilling of this well – see Note 11 – Commitments and Contingencies for additional information on the lawsuits.

●	In 2017, the Company worked over two Duck Creek wells obtaining production from the Green River formation. We incurred $79,989 in capitalized workover costs associated with these wells. The wells require additional workover and were shut-in in July 2017. The Company recorded asset retirement costs of $291,659 related to Duck Creek wells. During the year ended December 31, 2018, we incurred $8,821 in capitalized workover costs associated with these wells. As of December 31, 2018, due to the Duck Creek wells subsequently becoming subject to a Sherriff’s sale stemming from a legal matter with our indirect subsidiary, the Duck Creek wells should be impaired to the extent of total intangible costs, which were capitalized for these properties during 2017 and 2018. Accordingly, the impairment expense for the period ending December 31, 2018 is $88,810. We did not incur any cost during the nine months ended September 30, 2019.

●	In 2017, the Company incurred costs of $22,691 for bonding, legal, title, engineering, geological and surveying in our Ladysmith project in Fremont County, Wyoming.

●	In 2017, the Company incurred costs of $3,750 related to Springs Project. The Company allowed the BLM leases for the Springs project to expire without paying additional delay rental payments. The primary terms on these leases were due to expire in Q4 2018 and in the view of management it was not in the best interest of the Company to continue exploratory efforts on this speculative play. Management concluded that Company resources would be better redirected to continue seeking lower-risk acquisitions of producing oil and gas properties rather than take additional wildcat drilling risk on this prospect. The Company currently no longer owns the mineral rights for this project. As the result, the Company recognized impairment of oil and gas property in amount of $154,787, during the year ended December 31, 2017. During the year ended December 31, 2018, the Company has decided to allow Ladysmith leases to expire without making further delay rental payments to the BLM, as the result we recorded impairment expense of $78,469.

●	In 2017, the Company incurred costs of $100,191 for exploration and development efforts associated with the proved oil and gas assets in Utah, which were acquired on December 30, 2016, from Total Belief Limited, a wholly owned subsidiary of New Times Energy Corporation Limited. These assets include certain oil and gas wells throughout the Uinta Basin in Utah on acreage with over 30 proved undeveloped drilling locations, additional non- operating interest in other leases, and access to approximately 6,000 acres in the Uinta Basin with proven and probable reserves and existing infrastructure in place. In connection with the TBL acquisition, Foothills entered into a promissory note in the amount of $6,000,000. This note bears no interest during its term. The Company recorded ($342,804) of imputed interest as debt discount. Starting from July 1, 2018 the note bears 10% annual interest. During the year ended December 31, 2018, we incurred cost of $20,000 exploration and development efforts associated with these properties. During the nine months ended September 30, 2019, we incurred costs of $24,722 exploration and development efforts associated with these properties.

●	In 2017, the Company incurred costs of $379,498 for exploration and development efforts associated with numerous unproved oil and gas properties in the Company’s geographic areas of interest, including farmout properties (Paw Paw and Ironwood) and numerous others that were being evaluated and considered for a prospective acquisition and/or farmout by the Company. During the year ended December 31, 2018, we incurred cost of $312 exploration and development efforts associated with these properties. As of December 31, 2018, the Company determined it is unlikely that it will be able to obtain enough production from this test well at the present time to warrant continued development. As the result we recorded $778,034 impairment expense of Pawpaw during the year ended December 31, 2018.

●	On March 6, 2019, the Company, through its indirect wholly-owned subsidiary, Foothills Exploration, LLC, closed on the acquisition of 22 natural gas wells and approximately 18,214 gross acres (14,584 core), 78% held by production, located in the Greater Green River Basin in Wyoming (the “GRB Assets”). Some of the underlying leases come with certain depth restrictions and roughly 80% of the acreage remains undeveloped. The GRB assets were purchased for $671,481, in an all-cash transaction, which was financed through Company borrowings. The Company’s optimization program targeting the first several wells has already generated an 11% increase in production rates and as such the Company is continuing to optimize additional wells to further increase production. $657,304 were recorded in oil and gas and property and $14,177 were allocated to Support Facilities and Equipment. We recorded $222,194 as asset retirement cost related to these wells. During the nine months ended September 30, 2019, we incurred costs of $34,532 exploration and development efforts associated with these properties.

●	In 2017, we recorded depreciation, depletion and amortization cost related to oil and gas properties of $18,017. During the year ended December 31, 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $411,821. During the nine months ended September 30, 2019 and 2018, we recorded depreciation, depletion, amortization costs related to oil and gas properties of $591,239 and $305,383, respectively.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

	September 30, 2019	December 31, 2018

Tank	$30,000	$30,000
Vehicles	69,446	69,446
Uinta Basin facilities	184,887	186,428
Sweetwater facilities	14,177	—
Accumulated depreciation	(4,264)	(1,717)
Construction in progress (1)	-	-
Total support facilities and equipment, net	$294,246	$284,157

(1)	Facilities constructed in conjunction with drilling for our two exploratory horizontal wells in Uintah County, Utah, not subject to depreciation. During the months ended September 30, 2019, construction-in-progress was reclassified to Uinta Basin facilities and became eligible for depreciation upon the completion of the construction.

The Company recognized depreciation expense of $310 and $147 during the three months ended September 30, 2019 and 2018, respectively. The Company recognized depreciation expense of $2,547 and $531 during the nine months ended September 30, 2019 and 2018, respectively.

Office Furniture, Equipment, and Other

As of September 30, 2019 and December 31, 2018, office furniture, equipment, and other consisted of the following:

	September 30, 2019	December 31, 2018
Computer equipment and fixtures	$22,453	$22,453
Accumulated depreciation	(21,714)	(16,116)
Office furniture, equipment, and other, net	$739	$6,337

During the three months ended September 30, 2019 and 2018, we recorded depreciation expense of $1,886 and $1,886, respectively. During the nine months ended September 30, 2019 and 2018, we recorded depreciation expense of $5,598 and $5,598, respectively.

Note 5 – Asset Retirement Obligation

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the nine months ended September 30, 2019 and December 31, 2018.

	For the period ended
	September 30, 2019	December 31, 2018

Beginning asset retirement obligations	$340,117	$303,327
Liabilities established	222,194	23,709
Accretion expense	30,959	13,081
Ending asset retirement obligations	$593,270	$340,117

Accretion expense for the three months ended September 30, 2019 and 2018 was $10,333 and $3,507, respectively.

Accretion expense for the nine months ended September 30, 2019 and 2018 was $30,959 and $9,574, respectively.

Note 6 – Notes Payable

A summary of the outstanding amounts of our notes payable as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
13.5% unsecured note payable due September 8, 2017 (1)	$1,050,000	$1,050,000
0% unsecured note payable due January 2, 2018 (2)	250,000	250,000
12% unsecured note payable June 30, 2019 (3)	120,629	120,629
0% unsecured note payable due August 6, 2018 (4)	38,000	38,000
9% unsecured note payable due December 15, 2018(5)	100,000	100,000
8% unsecured note payable due October 22, 2018(6)	50,000	50,000
15% unsecured note payable due February 5, 2020(7)	209,525	—
Less: unamortized discount	(12,720)	(12,932)
Total debt	$1,805,434	$1,595,697
Less: current maturities	1,805,434	1,595,697
Long-term debt, net of current maturities	$-	$-

At September 30, 2019, the principal amounts due under our debt agreements were all classified as current on our Consolidated Balance Sheets.

(1)	Effective August 9, 2017, Foothills borrowed $1,050,000 from Profit Well Limited, a Hong Kong limited liability company. The Company executed a Bridge Note with an annual percentage interest rate of 13.5% and a maturity date of September 8, 2017. Proceeds of this Bridge Note were primarily used to repay Full Wealth for the debenture dated June 1, 2017. On November 3, 2017, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. Profit Well Limited also reaffirmed its belief that the Company will either extend or repay the obligation to the satisfaction of Profit Well. As partial consideration for the deferment, the Company agreed to issue Profit Well Limited 100,000 shares of its restricted common stock, valued at $48,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On February 28, 2018, Profit Well and the Company agreed to extend the maturity date of the debenture to June 30, 2018, and as consideration for the extension, the Company agreed to compensate Profit Well with 200,000 shares of restricted common stock valued at $46,700. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). In addition, the parties agreed that if payment of said principal and interest due and payable is made late, then a penalty payment of $100,000 shall become due and payable to Profit Well by the Company. On June 30, 2018, we recorded $100,000 penalty as additional interest payable. The penalty payment was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On July 29, 2018, Profit Well Limited agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate Profit Well with 100,000 shares of restricted common stock valued at $12,000. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(2)	On September 29, 2017, the Company issued to an unaffiliated investor a promissory note and three tranches of warrants for an aggregate consideration of $250,000. The Note recites that it accrues no interest if paid when due and is due and payable on January 2, 2018. If principal is not paid on or before maturity, interest will accrue at the rate of 15% per year until paid. On November 6, 2017, the Company agreed to compensate the investor with 75,000 shares of the Company’s restricted common stock in connection with a more favorable term of a note entered into with FirstFire Global Opportunities Fund, LLC (“FirstFire”). On December 30, 2017, the Company and the investor agreed to extend the maturity date of this Note to January 23, 2018, in return for a payment at maturity of the principal, accrued interest as provided in the Note, plus 30,000 shares of the Company’s restricted common stock. Because the fair value of the shares was greater than 10% of the present value of the remaining cash flows under the Note, the issuance of the shares in connection with a more favorable term of a note entered with FirstFire was treated as a debt extinguishment and reissuance of a new debt instrument pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

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

The aggregate relative fair value of three tranches of warrants was determined to be $105,000 on September 29, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 94%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2-3 years. $2,536 imputed interest was recorded as debt discount. $2,536 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.26 year. The aggregate value of the warrants and imputed interest of $107,536 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. At September 30, 2019, $250,000 of principal was outstanding under the Note.

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

(3)	A promissory note was issued on November 1, 2017, for services rendered, bearing an interest rate of 12% per annum and with a maturity date of June 30, 2018. On August 22, 2018, the Note Holder agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture. As partial consideration for the deferment, the Company agreed to issue the Note Holder 60,000 shares of its restricted common stock. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”).

(4)	On July 19, 2018, the Company borrowed $38,000 from an unaffiliated investor with an original discount of $3,207. The Note recites that it accrues no interest if paid when due and is due and payable on August 6, 2018. If principal is not paid on or before maturity, August 6, 2018. interest will accrue at the rate of 10% per year until paid. In connection with the issuance of this note, the Company issued 300,000 shares for late SEC filing, valued at $36,000. $74 imputed interest was recorded as debt discount. $74 was determined using the present value method based on the following assumptions: (i) adjusted interest rate 4% (ii) expected life of 0.05 year. The relative aggregate value of the shares and imputed interest was determined to be $32,793 using the allocation of proceeds, $32,793 was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. Pursuant to this Note, the investor shall be assigned an undivided two percent (2%) overriding royalty of all oil, gas, and other minerals and hydrocarbons produced, saved, and sold from each well now or hereinafter located on certain leases and wells owned by the Company. On August 23, 2018, the lender agreed to defer repayment of this note to a later date and acknowledged that the Company is not in default regarding this Debenture, and as consideration for the extension, the Company agreed to compensate the lender with 15,000 shares of restricted common stock valued at $1,950. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). At September 30, 2019, $38,000 of principal was outstanding under the Note.

(5)	On September 14, 2018, the Company borrowed $100,000 from an unaffiliated investor, bearing an interest rate of 9% per annum and with a maturity date of December 15, 2018. In connection with the issuance of this note, the Company issued 250,000 shares of its common stock, valued at $22,500, which was considered as debt discount upon issuance and will be amortized as interest over the term of the Note or in full upon the conversion of the Note. At September 30, 2019, $100,000 of principal was outstanding under the Note.

(6)	On October 22, 2018, the Company issued a term sheet to an unaffiliated investor for a promissory note in the principal amount of $50,000 with a Volumetric Production Payment (“VPP”) equal to 1,250 barrels of oil equivalent (“BOE”). The Note has a maturity date of October 22, 2019, with the Principal and accrued unpaid interest due in full at Maturity. VPP will be made after deduction of 20% royalties due to mineral owners, paid within the term on the Note and at the discretion of the Company as to amount and volume; provided, however, that the VPP for any month shall not be less than 5% of the month’s total crude oil sales. Payment may be made “in-kind” at the election of the Investor. If election is made by Investor to be paid “in-kind,” then Investor shall bear responsibility for paying mineral owner royalties due on said “in-kind” payments. All VPP’s to be made from the production of the Company’s operating subsidiaries, Foothills Exploration Operating, Inc. and Tiger Energy Operating, LLC, from the well bores of the Company’s Duck Creek wells, subject to the terms of the Leases covering such wells. Such VPP will continue until paid in full, regardless of payment in full of the Note and shall be secured by the assets. In the event that the West Texas Intermediate (WTI) crude oil market price closes below USD $40.00 per barrel for 10 consecutive trading days, the Investor shall be allocated a revised VPP equal to 2 times the remaining VPP barrels left over at that time.

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

Pursuant to this Note, Investor has the right to participate in any future offering by the Company for a period of twelve (12) months for an amount equal to the principal amount detailed in the Term Sheet. So long as the Note is outstanding, if the Company enters into a subsequent financing with another individual or entity (a third party) on terms that are more favorable to that third party, the agreements between the Company and the investor shall be amended to include such better terms. During the nine months ended September 30, 2019, the Company amortized $11,968 of such discount to interest expense. At September 30, 2019, unamortized debt discount was $964 and $50,000 of principal was outstanding under the Note.

(7)	On February 5, 2019, the Company borrowed $209,525 from an unaffiliated investor with an original discount of $33,524. The Note has a maturity date of February 5, 2020 and bears 10% interest. The Company failed to pay $71,000 principal payment, which was due on March 15, 2019. As the result, we incurred $100,000 penalty and interest were increased to 15%. During the nine months ended September 30, 2019, the Company amortized $21,768 of such discount to interest expense. As of September 30, 2019, unamortized debt discount was $11,756 and $209,525 of principal was outstanding under the Note.

During the three months ended September 30, 2019 and 2018, respectively, we incurred $81,809 and $132,767 of interest expense, including amortization of discount of $12,483 and $43,194 and shares issued for extension of $0 and $21,676, respectively. During the nine months ended September 30, 2019 and 2018, respectively, we incurred $408,976 and $359,202 of interest expense, including amortization of discount of $33,736 and $45,458 and shares issued for extension of $0 and $68,376 and penalty of $100,000 and $100,000, respectively.

Note 7 – Notes Payable - Related Party

	September 30, 2019	December 31, 2018
13.5% unsecured note payable due June 30, 2018 (1)	$1,250,000	$1,250,000
10% unsecured note payable due December 31, 2018 (2)	6,000,000	6,000,000
Less: unamortized discount of imputed interest of 4% (2)	-	-
Total debt	7,250,000	7,250,000
Less: current maturities	7,250,000	7,250,000
Long-term debt, net of current maturities	$-	$-

(1)	Effective January 5, 2017, Foothills borrowed $1,250,000 from Berwin Trading Limited that, due to its 20% beneficial ownership in the Company, is a related party. This note called for interest at 9% per annum; but because it was not paid when due interest was to be accrued at a default rate of 11% from the due date of the note. The Company used net proceeds of this loan to satisfy certain obligations under a Purchase and Sale Agreement with Total Belief Limited, dated December 30, 2016, for general working capital and to support certain target drilling activities.

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

During the three months ended September 30, 2019 and 2018, respectively, we incurred $192,188 and $54,534 of interest expense, including shares issued for extension of $0 and $12,000, and penalty of $0 and $125,000, respectively. During the nine months ended September 30, 2019 and 2018, respectively, we incurred $575,985 and $435,859 of interest expense, including amortization of discount of $0 and $114,268 and shares issued for extension of $0 and $70,375, and penalty of $0 and $125,000, respectively.

Note 8 – Convertible Note Payable

	September 30, 2019	December 31, 2018
10% convertible note payable due May 10, 2018 (1)	$50,000	$50,000
13.5% convertible note payable due February 11, 2020 (2)	44,000	44,000
12% convertible note payable due May 1, 2019 (3)	30,000	380,000
12% convertible note payable due December 6, 2019 (4)	-	45,000
10% convertible note payable due September 19, 2019 (5)	35,247	58,300
10% convertible note payable due September 1, 2019 (6)	605,882	-
12% convertible note payable due September 6, 2019 (7)	380,000	-
10% convertible note payable due December 19, 2019 (8)	52,250	-
12% convertible note payable due March 20, 2020 (9)	40,018	-
12% convertible note payable due May 15, 2020 (10)	131,250	-
10% convertible note payable due May 29, 2020 (11)	57,000	-
12% convertible note payable due May 31, 2020 (12)	86,625	-
10% convertible note payable due May 31, 2020 (13)	60,000	-
8% convertible note payable due June 4, 2020 (14)	46,200	-
12% convertible note payable due June 19, 2020 (15)	113,000	-
12% convertible note payable due July 11, 2020 (16)	236,250
12% convertible note payable due July 17, 2020 (17)	78,000
10% convertible note payable due July 23, 2020 (18)	110,000
12% convertible note payable due September 19, 2020 (19)	115,000
Less: unamortized debt discount on convertible notes	(813,992)	(363,265)
Total debt	1,456,730	214,535
Less: current maturities	1,456,730	181,637
Long-term debt, net of current maturities	$-	$32,898

(1)	On May 10, 2017, we entered into a convertible note agreement with an unrelated party, pursuant to which we borrowed $50,000 at an annual percentage rate of 10% with a term of 12 months, which is due on May 10, 2018. This note may, at the option of the lender, be converted at any time prior to May 10, 2018, into fully-paid, restricted and non-assessable shares of common stock of the Company at a price equal to 100% of the selling price of such common stock in a private placement to institutional and/or accredited investors initiated by the Company during the term of this convertible note until May 10, 2018. On November 7, 2017, the Company issued 50,000 warrants to purchase 50,000 shares of common stock of the Company at a strike price of $1.00 per share expiring on May 7, 2019. If the Company fails to pay the principal and accrued unpaid interest due and payable to Lender on or before the due date of the convertible note, then the Lender shall be provided the right to convert at either $0.665 per share or upon the same terms offered in FirstFire Global Opportunities Fund, LLC Note’s conversion options. The relative fair value of warrant was determined to be $3,381 on November 7, 2017, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 77%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 years. The issuance of the warrants in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On September 17, 2018, the note holder agreed to defer repayment of this note to December 15, 2018, the Company agreed to compensate the note holder with 50,000 shares of restricted common stock valued at $4,500. On April 4, 2019, note holder confirmed that the Company is not in default with respect to this note. The issuance of the shares in exchange for the maturity extension was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). As of September 30, 2019, the note is past due, but not in default.

(2)	On August 11, 2018, the Company borrowed $44,000 from an unaffiliated investor, bearing an interest rate of 12.5% per annum and with a maturity date of February 11, 2020. As part of this transaction the Company also issued (i) warrants having a 24-month term, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.665 per share and (ii) 44,000 shares of the Company’s restricted common stock. The Note agreements give the lender the right to convert the loan amounts due into common stock at a fixed conversion price of $0.20. The aggregate relative fair value of the warrant was determined to be $9,035 on August 11, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 221%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 2 year. Fair value of 44,000 shares of common stock was determined to be $5,280 using market price. The aggregate value of the warrant and 44,000 shares of common stock of $14,315 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. During the nine months ended September 30, 2019, the Company amortized the $7,607 of such discount to interest expense. At September 30, 2019, unamortized debt discount was $3,494 and $44,000 of principal was outstanding under the Note.

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

The Note accrues interest at 12% per year, and is due and payable on May 1, 2019 (“Maturity Date”). The Company may prepay the Note without prepayment penalty if prepaid during the first 180 days following issuance date. No prepayment is permitted after the initial 180 days from issuance. The Note agreements give the lender the right to convert the loan amounts due into common stock at a conversion price equal to the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading day period ending on the latest complete trading day prior to the date of this Note and (ii) 50% multiplied by the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The aggregate relative fair value of the warrant was determined to be $89,908 on November 1, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. Fair value of 650,000 shares of common stock was determined to be $53,300 using allocation of proceeds. The Company accounted for the conversion feature, which was recorded as a derivative valued at $558,923, of which $364,131 was expensed immediately to interest expense. $194,792 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 226%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The aggregate value of the original debt discount, warrant, conversion feature and 650,000 shares of common stock of $380,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. During the nine months ended September 30, 2019, we paid $350,000. As of September 30, 2019, $30,000 in principal was outstanding under this Note. As of September 30, 2019, the note is past due, but not in default.

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

The aggregate relative fair value of the warrant was determined to be $7,880 on December 6, 2018, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5.0 year. The Company accounted for the conversion feature, which was recorded as a derivative valued at $74,970, of which $42,850 was expensed immediately to interest expense. $74,970 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 225%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.00 year. The aggregate value of the original debt discount, warrant and conversion feature of $45,500 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. On June 5, 2019, we paid an additional $5,000 for an extension and in exchange the Holder agreed not to convert the Note into common stock until July 6, 2019. The $5,000 paid in exchange for not converting was treated as a modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). During nine months ended September 30, 2019, we paid off the remaining balance of $45,500 and additional $34,500 for accrued interest and fees.

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

The Note accrues interest at 10% per year. The maturity date for the Note is September 19, 2019 (“Maturity Date”), and is the date upon which the principal sum, as well as any accrued and unpaid interest, shall be due and payable. The Company may prepay any amount outstanding under this Note, during the initial 60 calendar day period after the issuance of this Note, by making a payment to the Holder of an amount in cash equal to 125% multiplied by the amount that the Company is prepaying. Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 61st through 120th calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 135% multiplied the amount that the Company is prepaying. Notwithstanding anything to the contrary contained in this Note, the Company may prepay any amount outstanding under each tranche of this Note, during the 121st through 180th calendar day period after the issuance of the respective tranche of this Note, by making a payment to the Holder of an amount in cash equal to 140% multiplied the amount that the Company is prepaying. As of September 30, 2019, the note is past due, but not in default.

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

The Company accounted for the conversion feature, which was recorded as a derivative valued at $102,942, of which $52,942 was expensed immediately to interest expense. $102,942 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 228%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.75 year. The fair value of the conversion feature of $50,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note. On June 24, 2019, we increased the principal balance by 10% in the amount of $5,830 and in exchange the noteholder agreed not to convert the Note into common stock until July 21, 2019. The $5,830 in exchange for not converting was treated as an extinguishment of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). On July 19, 2019, we increased the principal balance by 10% in the amount of $6,787 and in exchange the noteholder agreed not to convert the Note into common stock until August 19, 2019. The $6,787 in exchange for not converting was treated as an extinguishment of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). During the nine months ended September 30, 2019, debt holder converted $21,553 of principal and $1,000 of fee into 2,505,933 shares of common stock. During nine months ended September 30, 2019, the company paid $25,000, of which $17,875 toward outstanding principal balance and $7,143 applied to prepayment penalty. As of September 30, 2019, $35,247 was outstanding under this Note.

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

The aggregate relative fair value of the warrant was determined to be $3,553,635 on March 4, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1.5 year. The fair value of the warrant of $273,735 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the FirstFire Note or in full upon the conversion of the FirstFire Note. The conversion feature was recorded as a derivative valued at $4,135,070, of which $3,816,305 was expensed immediately to interest expense. $4,135,070 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.50 year. The fair value of the conversion feature of $318,765 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the FirstFire Note or in full upon the conversion of the FirstFire Note. During the nine months ended September 30, 2019, we paid $100,000 towards the principal of the FirstFire Note. As of September 30, 2019, $605,882 was outstanding under the FirstFire Note. As of September 30, 2019, the note is past due, but not in default.

23

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

Labrys has the right to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Labrys Note due into fully paid and non-assessable shares of common stock at the conversion price which equal the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the issuance date. (ii) 50% multiplied by the lowest trading price during the previous twenty (20) trading days prior to the conversion date. As of September 30, 2019, the note is past due, but not in default.

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

24

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

(9)	On March 20, 2019, the Company, entered into Amendment #1 to the Securities Purchase Agreement dated December 6, 2018, with Crown Bridge Partners, LLC, an unaffiliated investor (“Holder”) pursuant to which the Company closed on March 28, 2019 a second tranche under the Note, dated December 6, 2017, with a face value of $40,018 (the “Second Tranche” of the “Note”). The Company received $35,000 with original discount of $5,018 including legal fees. The Note carries an original issue discount of $12,000 (the “OID”) to face value prorated to each tranche, to cover the Holder’s transaction related costs incurred in connection with the negotiation, purchase and sale of the note. Each tranche of the note funded accrues interest at a rate of 12% per year. The principal amount of each respective tranche, as well as any accrued and unpaid interest and other fees relating to that respective tranche, is due and payable twelve (12) months from the date on which each respective tranche is delivered to the Company. The Company may not prepay any amount outstanding under each tranche of this Note after the 180th calendar day after the issuance of the respective tranche received pursuant to the Note. As part of this transaction the Company also issued warrants having a 5 year term to purchase 80,036 shares of the Company’s restricted common stock, at an exercise price of $0.50 per share, with a cashless exercise feature. The exercise price subject to adjustment if the Company at any time while this warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or securities entitling any person or entity to acquire shares of common ctock (upon conversion, exercise or otherwise) (including but not limited to under the Note), at an effective price per share less than the then exercise price. The exercise price shall be reduced to equal the effective price, and the number of warrant shares issuable hereunder shall be calculated by the original total number of warrant shares multiplied by the initial exercise price divided by the effective price. As the result, the exercise price of the warrants was reset to 50% multiplied by the lowest trading price during the previous twenty 20 trading days prior to notice of conversion.

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

25

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

26

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

(16)

On July 11, 2019, the Company closed on a convertible loan transaction with third party in the principal amount of $236,250, and received proceeds of $225,000 with an original issue discount of $11, 250 (the “Note”). This Note accrues interest of 12% per annum, and matures on July 11, 2020. This Note is convertible into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock for the twenty (20) prior trading days including the day upon which a notice of conversion is received.

The conversion feature was recorded as a derivative valued at $367,966, of which $142,966 was expensed immediately to interest expense. $367,966 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 257%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $225,000 and original debt discount of $11,250 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(17)

On July 17, 2019, the Company closed on a convertible loan transaction with third party in the principal amount of $78,000, and received proceeds of $75,000 with an original issue discount of $3,000 (the “Note”). This Note accrues interest of 12% per annum, and matures on July 17, 2020. This Note is convertible into shares of the Company’s common stock at a price equal to 61% of the lowest trading price of the common stock for the twenty (20) prior trading days excluding the day upon which a notice of conversion is received.

The conversion feature was recorded as a derivative valued at $154,168, of which $79,168 was expensed immediately to interest expense. $154,168 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 254%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $75,000 and original debt discount of $3,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(18)

On July 23, 2019, the Company closed on a convertible loan transaction with third party in the principal amount of $110,000, and received proceeds of $95,000 with an original issue discount of $15,000 (the “Note”). This Note accrues interest of 10% per annum, and matures on July 23, 2020. This Note is convertible into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock for the twenty (20) prior trading days including the day upon which a notice of conversion is received.

The conversion feature was recorded as a derivative valued at $242,351, of which $147,351 was expensed immediately to interest expense. $242,351 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 251%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $95,000 and original debt discount of $15,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

(19)

On September 19, 2019, the Company closed on a convertible loan transaction with third party in the principal amount of $115,000, and received proceeds of $110,000 with an original issue discount of $5,000 (the “Note”). This Note accrues interest of 12% per annum, and matures on September 19, 2020. This Note is convertible into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock for the twenty (20) prior trading days including the day upon which a notice of conversion is received.

The conversion feature was recorded as a derivative valued at $179,617, of which $69,617 was expensed immediately to interest expense. $179,617 was determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 249%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 1 year. The fair value of the conversion feature of $110,000 and original debt discount of $5,000 was considered as debt discount upon issuance and is being amortized to interest expense over the term of the Note or in full upon the conversion of the Note.

During the three months ended September 30, 2019 and 2018, respectively, the Company incurred $721,322 and $67,185 of interest expense, including amortization of discount of $624,700 and $9,386 and shares issued for note extension of $0 and $24,750, respectively. During the nine months ended September 30, 2019 and 2018, respectively, the Company incurred $1,930,868 and $374,266 of interest expense, including amortization of discount of $1,760,748 and $255,043 and shares issued for note extension of $0 and $24,750, respectively. At September 30, 2019, the unamortized discount was $813,992.

The following table reconciles, for the period ended September 30, 2019, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2018	$661,320
Additions related to embedded conversion features of convertible debt issued	9,113,621
Change in fair value of conversion features	(4,379,887)
Reductions in fair value due to principal repayments and conversion	(1,670,314)
Balance of embedded derivatives at September 30, 2019	$3,724,740

Derivative liabilities were determined using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 248 - 276%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 0.08 – 1.00 year.

Note 9 – Common Stock

During the nine months ended September 30, 2019, the Company issued 1,175,000 shares to various consultants for services rendered, valued at $179,847.

During the nine months ended September 30, 2019, the Company issued 228,332 shares of common stock to various employees, valued at $40,917 and 50,000 shares of restricted common stock were authorized not issued, valued at $2,600(these shares were recorded as common stock payable as of September 30, 2019).

During the nine months ended September 30, 2019, several debt holder cashless exercised 11,516,331 shares of warrant to purchase common stock.

During the nine months ended September 30, 2019, 650,000 shares were returned in connection with partial repayment made to debt holder.

During the nine months ended September 30, 2019, note holder converted $21,533 of principal were converted into 2,505,933 shares of common stocks, recorded $6,934 as gain on conversion.

As of September 30, 2019, the Company had 36,851,334 shares of common stock issued and outstanding.

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

On July 3, 2019, the Company issued warrants having a three-year term to purchase 100,000 shares of the Company’s restricted common stock at an exercise price of $0.275 per share with a cashless exercise feature. The fair value of the warrant was determined to be $20,280 on July 3, 2019, using the Black-Scholes option-pricing model based on the following assumptions: (i) volatility rate of 255%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the warrant of $20,280 was considered as stock compensation to consultant.

The following table summarizes all stock warrant activity for the nine months ended September 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	5,761,015	1.56	2.65
Granted	2,156,114	0.49	2.37
Exercised	(739,671)	0.28	3.67
Cancelled or expired	(486,124)	0.74	(0.09)
Balance outstanding, September 30, 2019	6,691,334	$0.78	2.56
Exercisable, September 30, 2019	6,691,334	$0.78	2.56

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,683,515	1.56	2.65
Granted	100,000	0.67	1.87
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2018	2,783,515	$1.48	1.90
Exercisable, September 30, 2018	2,783,515	$1.48	1.90

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

During the three months ended September 30, 2019 and 2018, we recorded $166,936 and $244,576 option expense. During the nine months ended September 30, 2019 and 2018, we recorded $544,313 and $725,752 option expense. As of September 30, 2019, the unamortized option expense was $272,178.

The following table summarizes all stock option activity for the nine months ended September 30, 2019 and 2018:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2018	2,050,000	2.21	5.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2019	2,050,000	$2.21	4.51
Exercisable, September 30, 2019	1,850,000	$2.24	4.52

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	2,050,000	2.21	6.26
Granted	-	-	-
Exercised	-	-	-
Cancelled or expired	-	-	-
Balance outstanding, September 30, 2018	2,050,000	$2.21	5.51
Exercisable, September 30, 2018	1,350,000	$2.33	5.71

Note 10– Other Related Party Transactions

Wilshire Energy Partners, LLC

Wilshire Energy Partners, LLC, is controlled by Kevin J. Sylla, our Executive Chairman and Chief Executive Officer of FPI, and has been determined to be a Related Party. During the nine months ended September 30, 2019 and 2018, Wilshire advanced the Company $0 and $181,083 for operating purposes and the Company repaid $22,287 and $43,176, respectively.

As of September 30, 2019, and December 31, 2018, total amount due to officers and directors were $1,164,606 and $687,770.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2019 was 12%. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 1.67 years.

As of September 30, 2019, the maturities of operating leases liabilities are as follows:

Operating Leases
Remaining 2019	$47,500
2020	107,350
Total	154,850
Less: amount representing interest	(9,624)
Present value of future minimum lease payments	145,226
Less: current obligations under leases	145,226
Long-term lease obligations	$-

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease costs	$28,445	$75,855
Variable rent costs	(-)	(-)
Total rent expense	$28,445	$75,855

Other information related to leases is as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$53,750

Weighted-average remaining lease term - operating leases	$1.09 yr	1.09 yr
Weighted-average discount rate - operating leases	12%	12%

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through September 30, 2019, noted below in accordance with Auditing Standard 2801.03.

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

Graco had scheduled certain foreclosure sales of TEO’s interests in various oil and gas wells to take place on May 3, 2018 (the “Sales”). On April 27, 2018, the parties reached a settlement and release agreement whereby TEO agreed to make five (5) payments totaling $163,964.59 to Graco. The first payment due on May 9, 2018, has been made to the judgment holder. The second payment of $32,792.92 was due on July 9, 2018; the third payment of $32,792.92 was due on September 9, 2018; the fourth payment of $32,792.92 was due on November 9, 2018; and fifth and final payment of $32,792.92 was due on January 9, 2019. If any of the above payments are not made when due, Grace will have the right to immediately execute the Sales. Graco will maintain and apply liens and notices of its judgment until the total payment has been paid in full by TEO. TEO shall be provided with a 10-day period within which to cure any default under the settlement agreement, other than making the first payment described above. TEO made its second payment of $32,793 on July 19, 2018, within the 10-day cure period provided in the settlement agreement. TEO made its third payment of $32,793 on September 11, 2018, within the 10-day cure period provided in the settlement agreement. TEO also made its fourth payment of $32,793 on November 15, 2018. On January 25, 2019, the Plaintiff issued a Writ of Execution Notice. A Notice of Sheriff Sale was filed on February 1, 2019.

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of September 30, 2019, we recorded $14,862 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal:	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at September 30, 2019, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter as of the date of this current report.

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

Zealous Energy Services, LLC vs. Foothills Petroleum Operating, Inc. (Docket No. 086708 Div. C 16th Judicial District Court, Parish of St. Martin, Louisiana)

On September 28, 2018, the Court after reviewing the record of these proceedings, found the law and evidence supported Plaintiff’s demands and, without holding a hearing, ruled as follows: the Court ordered, adjudged and decreed that a money judgement be rendered in favor of Zealous Energy Services, LLC and against Foothills Petroleum Operating, Inc. in the full and true amount of $53,026.58, plus interest at the judicial interest rate of 5% per annum from January 24, 2018, the date of judicial demand, until finally paid, plus attorney’s fees of $1,260.00 and all costs. On March 1, 2019, a Motion to Examine Judgment Debtor was filed with the court.

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

As of September 30, 2019, and December 31, 2018, the balance of other liabilities was $413,782 and $282,676, respectively.

Note 13 – Subsequent Events

Extension of Debt – 12.5% promissory note due on April 17, 2020

On January 17, 2020, an indirect subsidiary of the Company closed on a short-term bridge note transaction with an unrelated third party, Beijing Gas Blue Sky Holdings Limited (“BGBS”) in the principal amount of $220,000, with an original issue discount of $20,000, providing net proceeds of $200,000 in cash to the Company (the “STB Note”). The STB Note accrues interest at the rate of 12.5% per annum and matures on April 17, 2020, upon which date the principal sum, the original issue discount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company may prepay the STB Note prior to maturity without penalty. The summary of the transaction described in this paragraph is qualified in its entirety by reference to the Bridge Note dated January 17, 2020, which is filed as Exhibit 10.22 to this report.

Entry into a Material Definitive Agreement and Extension of Debt

Deed of Novation and Assignment dated January 18, 2020 by and between Berwin Trading Limited (“Berwin”), Profit Well Limited (“Profit Well”), Foothills Exploration, Inc. (“Foothills”) and Beijing Gas Blue Sky Holdings Limited (“BGBS”).

On January 18, 2020, Foothills entered into a Deed of Novation and Assignment between existing noteholders, Berwin and Profit Well, whereby these noteholders respectively assigned sums due to each, pursuant to their respective debenture and bridge note to BGBS and Foothills simultaneously issued a new 13.5% promissory note to BGBS for an aggregate combined amount of $5,476,505 (the “January BGBS Note”).

The January BGBS Note includes principal, interest, default interest and penalties due under: (a) Berwin’s debenture dated December 30, 2016, in the principal amount of $1,250,000; (b) Profit Well’s bridge note dated August 9, 2017, in the principal amount of $1,050,000; and (c) two bridge loans funded by BGBS to an indirect subsidiary of Foothills in the amounts of $90,000 on November 4, 2019, and $50,000 on December 11, 2019. The maturity date of the January BGBS Note is December 31, 2023. Foothills has agreed to make a principal payment in the amount of $500,000 on December 31, 2020 and another principal payment of $500,000 on December 31, 2021. Foothills further agreed to commence quarterly interest payments in the approximate amount of $184,832, beginning as of January 30, 2022. Foothills pledged its interests in the Ute Tribal North properties located in the Uinta Basin, Utah, as security to collateralize January BGBS Note. This transaction summary is qualified in its entirety by reference to the Deed of Novation and Assignment and Pledge of Collateral, both dated January 18, 2020, which are filed as Exhibits 10.23 and 10.24, to this report.

Entry into a Material Definitive Agreement

Amendment #1 to Senior Secured Convertible Promissory Note and Net Profits Interest Agreement dated March 4, 2019 (the “FirstFire Amendment”)

The amendment, made effective January 21, 2020, between the Company and FirstFire Global Opportunities Fund, LLC (the “Holder”), and provides the Company with an extension of time to pay. The parties have acknowledged that the total outstanding balance owed under the Note as of the effective date is $800,000. The net profits interest agreement was amended so that it now expires on March 1, 2026. The Company made a payment of $25,000 at the time of signing this amendment with the remaining balance of $775,000 due on or before February 28, 2020. This transaction summary is qualified in its entirety by reference to the FirstFire Amendment, which is filed as Exhibit 10.25, to this report.

Contingent Liabilities – Legal Proceedings

GMT Exploration Company, LLC vs. Foothills Exploration, Inc. and Foothills Exploration, LLC, Case No.19-556-L, District Court Third Judicial District, Sweetwater County, Wyoming.

This civil suit, filed November 8, 2019, concerns Foothill’s alleged breach of an acquisition agreement to purchase certain oil and gas properties located in Sweetwater County, Wyoming, seeks specific performance of the purchase agreement (primarily our posting the required bonds) and alleges certain damages that are as yet undefined. The Company filed its answer to the complaint with the court on December 18, 2019. On December 26, 2019, Plaintiff GMT Exploration filed with the court a Motion for Immediate Appointment of a Receiver Pending Litigation. On January 14, 2020, the parties agreed to a stipulated receivership for the properties and to appoint GMT Exploration as the receiver pending litigation. The parties are currently in settlement discussions and the Company currently believes that a settlement with the plaintiff to resolve this dispute can occur during Q1 2020. The Company must post the required surety bonds in order to finalize the transfer of operations from the seller, which it anticipates doing before the end of February 2020.

Common Stock Issuance

●	Subsequent to September 30, 2019, several of the Company’s variable-rate convertible noteholders, by cashless exercise of warrants issued pursuant to note agreements, acquired a total of 26,956,851 shares common stock.

●	Subsequent to September 30, 2019, several of the Company’s variable-rate convertible noteholders converted sums due under their respective note agreements as a result of which we issued a total of 36,885,336 shares of common stock for these conversions. The Company retired $44,403 in notes, which were used as consideration for the conversions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, our failure to implement our business plans or strategies and general economic conditions. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our 2018 Annual Report on Form 10-K. These Risk Factors represent only some, not all of the risks and uncertainties that could cause our actual results to differ.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from inception through September 30, 2019, has a working capital deficit at September 30, 2019, of $22,825,647, and has limited sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our financial statements reflect that our current liabilities exceed our current assets and it is possible that the historical value of the assets that we record on our books may not be attained on a sale or other disposition for cash. We require substantial additional operating capital to maintain current operations and to implement even a portion of our identified acquisitions and workovers. Additional capital, if available at all, will likely be on onerous terms that are also dilutive to our shareholders. No assurance can be given that we will obtain any additional capital. As a consequence, an investment in our shares or other securities is extremely speculative and may result in a complete loss of your investment.

To address these matters, the Company is actively meeting with investors for possible equity investments, including business combinations; investigating other possible sources to refinance our existing debt; and in continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue

The following table summarizes our revenues from commodity sales during the three months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30,			Percentage
	2019	2018	Difference	Change

Revenues
Oil	$4,704	$16,931	$(12,227)	-72%
Natural gas	2,546	126	2,420	1921%
Natural gas liquids	1,067	112,419	(111,352)	-99%
Residue Gas	151,987	453,543	(301,556)	-66%
Total	$160,304	$583,019	$(422,715)	-73%

Sales volumes
Oil (Bbls)	98	233	(135)	-58%
Natural gas (MCF)	2,628	73	2,555	3500%
Natural gas liquids (Bbls)	1,695	3,708	(2,013)	-54%
Residue Gas (MCF)	79,442	179,835	(100,393)	-56%
Total BOE	15,471	33,914	(18,880)	-56%
Total BOE/D	170	373	(52)	-14%

Average prices
Oil (per Bbl)	$48.00	$72.52	$(24.52)	-34%
Natural gas (per MCF)	0.97	1.73	(0.76)	-44%
Natural gas liquids (per BOE)	0.63	30.32	(29.69)	-98%
Residue gas (per MCF)	1.91	2.52	(0.61)	-24%
Total per BOE	$10.36	$17.19	$0.00	0%

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018, are set forth in the table below.

	Three Months Ended
	September 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense (1)	$325,750	$453,299	$(127,549)	-28%
Production and ad valorem taxes (2)	2,720	9,361	(6,641)	-71%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	59,446	96,745	(37,299)	-39%
General and administrative expense (4)	937,954	664,957	272,997	41%
Total operating expenses	$1,325,870	$1,224,362	$101,508	8%

1)	GRB Assets producing in the three months ended September 30, 2019, which were acquired in Q1 2019.
2)	GRB Assets producing in the three months ended September 30, 2019, which were acquired in Q1 2019.
3)	Oil and gas production declined during the three months ended September 30, 2019.
4)	Due to increase of cost associated with funding activities during the three months ended September 30, 2019.

Operating expenses expressed in BOE for the three months ended September 30, 2019 and 2018 are set forth in the table below:

	Three Months Ended
	September 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$21.06	$13.37	$7.69	57%
Production and ad valorem taxes	0.18	0.28	(0.10)	-37%
Depletion, depreciation, amortization, accretion, and impairment expense	3.84	2.85	0.99	35%
General and administrative expense	60.63	19.61	41.02	209%
Total operating expenses	$85.70	$36.10	$49.59	137%

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Revenue

The following table summarizes our revenues from commodity sales during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,			Percentage
	2019	2018	Difference	Change

Revenues
Oil	$12,332	$35,928	$(23,596)	-66%
Natural gas	584,731	252	584,479	231936%
Natural gas liquids	46,982	294,660	(247,678)	-84%
Residue Gas	996,994	1,540,087	(543,093)	-35%
Total	$1,641,039	$1,870,927	$(229,888)	-12%

Sales volumes
Oil (Bbls)	250	572	(322)	-56%
Natural gas (MCF)	242,359	199	242,160	121688%
Natural gas liquids (Bbls)	6,428	12,419	(5,991)	-48%
Residue Gas (MCF)	323,085	630,620	(307,535)	-49%
Total BOE	100,919	118,128	(17,209)	-15%
Total BOE/D	370	433	(63)	-15%

Average prices
Oil (per Bbl)	$49.33	$62.76	$(13.43)	-21%
Natural gas (per MCF)	2.41	1.27	1.14	90%
Natural gas liquids (per BOE)	7.31	23.73	(16.42)	-69%
Residue gas (per MCF)	3.09	2.44	0.65	26%
Total per BOE	$16.26	$15.84	$0.00	0%

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 and 2018, are set forth in the table below.

	Nine Months Ended
	September 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense (1)	$987,850	$1,287,353	$(299,503)	-23%
Production and ad valorem taxes (2)	93,053	13,267	79,786	601%
Depletion, depreciation, amortization, accretion, and impairment expense (3)	630,342	321,056	309,286	96%
General and administrative expense (4)	2,752,024	2,015,042	736,982	37%
Total operating expenses	$4,463,269	$3,636,718	$826,551	23%

1)	GRB Assets producing in the nine months ended September 30, 2019, which were acquired in Q1 2019.
2)	GRB Assets producing in the nine months ended September 30, 2019, which were acquired in Q1 2019.
3)	GRB Assets producing in the nine months ended September 30, 2019, which were acquired in Q1 2019.
4)	Due to increase of cost associated with funding activities during the nine months ended September 30, 2019.

Operating expenses expressed in BOE for the nine months ended September 30, 2019 and 2018 are set forth in the table below:

	Nine Months Ended
	September 30,			Percentage
	2019	2018	Difference	Change

Costs and Expenses
Lease operating expense	$9.79	$10.90	$(1.11)	-10%
Production and ad valorem taxes	0.92	0.11	0.81	738%
Depletion, depreciation, amortization, accretion, and impairment expense	6.25	2.72	3.53	130%
General and administrative expense	27.27	17.06	10.21	60%
Total operating expenses	$44.23	$30.79	$13.44	44%

Interest Expense and Gain on Change in Derivative Value

Interest expense and Gain or (Loss) on Change in Derivative Value for the nine months ended September 30, 2019 and 2018, was $(6,447,322) and $(1,365,087), respectively. The increase in interest expense and derivative value is primarily attributed to additional compensation related to notes payable extensions during the nine months ended September 30, 2019.

Other Income

Other income for the nine months ended September 30, 2019 and 2018, was $18,905 and $25,407, respectively. The increase in other income is primarily attributed to a credit provided by the lessor of our Denver office for an unused allowance for tenant improvements which was contractually allowed to offset monthly rental payments for the nine months ended September 30, 2019.

Gain or loss on extinguishment of debt

Gain (loss) on extinguishment of debt for the nine months ended September 30, 2019 and 2018, was $1,663,852 and $(8,734), respectively. The increase in change on extinguishment of debt is primarily attributed to common stock shares exchanged for the reduction of officers and directors’ accrued unpaid wages issued below market price.

Net Loss Attributable to Common Stockholders

As a result of the foregoing, our net loss attributable to common stockholders for the nine months ended September 30, 2019, was $12,582,770 ($0.52) per basic and diluted common share. Our net loss for the nine months ended September 30, 2018, was $3,114,205 ($0.20) per basic and diluted common share.

Liquidity and Capital Resources

Overview

As of September 30, 2019, the Company had a working capital deficit of $22,825,647. As of December 31, 2018, the Company had a working capital deficit of $16,084,225. The increase of $6,741,422, in the working capital deficit was attributable as follows:

Decrease in current assets of which $662 was decreased cash	$(42,677)
Increase in accounts payable and accrued liabilities	1,013,454
Increase in accounts payable and accrued liabilities – related party (1)	946,063
Increase in current portion of notes payable and convertible notes payable	1,484,830
Increase in current portion of notes payable and convertible notes payable – related party	-
Increase in derivative liabilities	3,063,420
Increase in leasing liabilities	145,226
Decrease in contingent liabilities primarily associated with legal proceedings	131,106
Sum of changes in working capital	$6,741,422

(1)	Accrued payable to management for unpaid compensation of $1,164,606.

Cash, Cash equivalents, restricted cash and Accounts Receivable

As of September 30, 2019, the Company had cash of $477, compared to $1,139 at December 31, 2018.

As of September 30, 2019, the Company has restricted cash of $120,000, compared to $120,000 at December 31, 2018.

As of September 30, 2019, the Company had accounts receivable – trade & oil and gas of $2,610, compared to $10,090 at December 31, 2018. This decrease in accounts receivable is due primarily to 22 gas wells we acquired in Q1 2019.

Liabilities

As of September 30, 2019, the outstanding balance of principal on notes and convertible notes payable net of debt discount was $10,512,164 a net increase of $1,484,830 from the outstanding balance of $9,060,232 as of December 31, 2018. This net increase was due to additional notes we entered into during nine months ended September 30, 2019.

Accounts payable and accrued expenses increased by $1,959,517 to $8,209,727 at September 30, 2019, from $6,250,210 at December 31, 2018. Included in accounts payable and accrued expenses are $1,164,606 and $794,529 as of the September 30, 2019 and December 31, 2018, respectively, primarily associated with accrued payable to management for unpaid compensation. These unpaid liabilities are aged from 1 days to 635 days, and the Company lacks the liquidity to pay them until it obtains additional capital.

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

Operating Activities

During the nine months ended September 30, 2019 and 2018, the Company used $826,792 and $116,015 of cash in operating activities, respectively. Non-cash adjustments included $787,957 and $725,753 related to stock compensation expense, $22,106 and $(14,487) in ASC 842 rent expense, $7,829,153 and $416,695 related to amortization of debt discount, warrant and conversion feature that exceeded notes, depreciation, depletion, amortization and accretion, common stock and warrants issued for inducement of the note extension and change in derivative liabilities and extinguishment of debt of ($4,379,887) and $195,760, and net changes in operating assets and liabilities of $1,870,331 and $1,183,104, respectively.

Investing Activities

During the nine months ended September 30, 2019 and 2018, respectively, $802,014 and $0 net cash was used in investing activities, an increase of $802,014. This increase is primarily due to 22 gas wells acquired in Q1 19.

Financing Activities

During the nine months ended September 30, 2019 and 2018, $1,628,144 and ($4,000) net cash used and provided by financing activities, an increase of $1,632,144. This change is primarily due to notes payable entered into during nine months ended September 30, 2019.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, the Company’s management has concluded that as of September 30, 2019, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

The Company has identified the following factors that have led management to determine that material weaknesses exist in the Company’s internal control over financial reporting as of September 30, 2019:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the other legal proceedings described elsewhere in this report, we are from time to time involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, could materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

At September 30, 2019, our indirect subsidiaries were parties to the following contested matters:

Legal proceedings

The Company has determined that judgments rendered in the second quarter of 2018 in connection with all but four of the following legal proceedings against the Company are Type 1 subsequent events that provide additional evidence with respect to conditions that existed at the date of the balance sheet. Therefore, the financial statements reflect the effects of prejudgment judgments awards to plaintiffs through September 30, 2019, noted below in accordance with Auditing Standard 2801.03.

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

Conquest Well Servicing, LLC vs. Foothills Exploration Operating, Inc. (Case No. 179800421 8th Judicial District Court in and for Uintah County, State of Utah)

Plaintiff filed this action on September 11, 2017, for collection of unpaid services and materials in the amount of $49,689 in connection with a workover of wells in Uintah County, Utah. A Settlement Agreement and Stipulation to Entry of Judgment was agreed to by the parties and filed with the court on October 10, 2017. Judgment in the amount of $54,937.10 including $5,248.10 in pre-judgement interest was filed on December 18, 2017. An order requesting company asset inquiry was issued on February 20, 2018. As of September 30, 2019, we recorded $14,862 of prejudgment interest expense. A hearing on contempt by FEOI for failure to appear and an answer as to assets was set for September 13, 2018. A stipulation was filed with the court to continue the hearing to October 22, 2018. FEOI inadvertently failed to appear at this hearing, resulting in a contempt of court citation being issued. Currently, FEOI is seeking to reschedule this hearing and intends to purge any contempt by compliance with the court’s order.

BIA Administrative Appeal – Tiger Energy Partners International, LLC

Notice of Appeal:	Dated May 8, 2013
Appellant:	Tiger Energy Partners International, LLC
Appellee:	Superintendent Uintah and Ouray Agency
Decision	April 12, 2013
Concerning:	Notice of Expiration of Oil and Gas Leases

This Administrative appeal concerns the ownership and validity of Northern Ute (the “Tribe”) Tribal leases acquired by Tiger Energy Partners International, LLC (TEPI) in a transaction with Mountain Oil and Gas and its affiliated companies. Pursuant to the Global Settlement Agreement (GSA) negotiated between the Tribe and TEPI, the Company proposes to resolve any issues regarding the ownership of the subject leases and other lands thus acquired. The status of the appeal by TEPI remained unchanged at September 30, 2019, awaiting decision by the Regional Director of the BIA on the merits of the appeal. The decision of the Regional Director is stayed by the parties having entered into the GSA. The Tribe and Tiger remain in discussion regarding approval of the Global Settlement Agreement by the Regional Director. There has been no change in the status of this matter as of the date of this current report.

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

Item 1A. Risk Factors

Risks Related to Our Financial Condition

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash and we have sustained negative cash flows from our operations for the last several years. We will require future additional capital infusions including public or private financing, strategic partnerships, joint ventures or other arrangements with organizations that have capabilities that are complementary to our business. However, there can be no assurances that we will complete any financings, strategic alliances, joint ventures or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through joint ventures or strategic partnerships arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our oil and gas properties that we would otherwise seek to produce or develop. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations.

Our issuance of common stock upon exercise of warrants or options or conversion of convertible notes may depress the price of our common stock.

As of February 26, 2020, we have 100,693,521 shares of common stock issued and outstanding. We have outstanding stock options, warrants and convertible notes, as we have disclosed in previous filings. The issuance of shares of common stock upon exercise of outstanding options, warrants or conversion of convertible notes could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The price of our common stock may be affected by a limited trading volume, may fluctuate significantly and may not reflect the actual value of our business.

There may be a limited public market for our common stock on the OTCQB market, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

From time to time, we may hire companies to assist us in pursuing investor relations strategies to generate increased volumes of investment in our common stock. Such activities may result, among other things, in causing the price of our common stock to increase on a short-term basis.

Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and micro-cap exploration and production companies, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

Our prior and future equity financing may dilute current stockholders.

If we raise funds through one or more additional equity financings in the future, it will have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we are in need of the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings normally involve shares sold at a discount to the current market price. Most of our outstanding warrants have price protection provisions, which decrease the exercise price of the warrant and increase the number of shares which may be purchased upon exercise of the warrants, if we sell additional equity at an effective price per common share less than the current exercise price of the warrant. Therefore, equity financings at a low price per share will result in even more dilution to existing shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, the Company issued 228,332 shares of common stock to various employees, valued at $24,784.

During the three months ended September 30, 2019, the Company issued 9,531,331 shares of common stock for cashless warrant exercises.

During the three months ended September 30, 2019, note holder converted $21,533 of principal were converted into 2,505,933 shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Share Exchange Agreement between Registrant and Foothills Petroleum, Inc., dated May 27, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 10, 2016)

3.1	Certificate of Incorporation of the registrant as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 27, 2013)

10.1	Form of Executive Employment Agreement between registrant and Ritchie Lanclos dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.2	Form of Executive Employment Agreement between registrant and Eleazar Ovalle dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.3	Services Agreement between registrant and Wilshire Energy Partners dated August 15, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 19, 2016)

10.4	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated December 23, 2015**

10.5	Securities Purchase Agreement between Registrant and Alternus Capital Holdings Ltd. dated April 5, 2016**

10.6	Securities Purchase Agreement between Registrant and Berwin Trading Limited dated June 30, 2016 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 7, 2016)

10.7	Form of Convertible Promissory Note**

10.8	Form of Wilshire Warrant**

10.9	Business Development Services Agreement with Wilshire Energy Partners LLC and Aegis International LLC**

10.10	Executive Director Agreement between Foothills Petroleum, Inc. and Alex M. Hemb dated March 24, 2016**

10.11	Executive Director Agreement between Foothills Petroleum, Inc. and Christopher Jarvis dated March 24, 2016**

10.12	Form of Stock Purchase Agreement, dated as of May 2, 2016, between Shawn Clark, Christopher J. Dunkel, Glenn Petersen, Dena M. Womack, Tysen J. Kamin and Foothills Petroleum, Inc. (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 6, 2016)

10.13	Participation Agreement between registrant and Magna Operating, LLC (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.14	Purchase and Sale Agreement between Total Belief Limited and Foothills Exploration Operating, Inc.***

10.15	Form of Promissory Note issued to Total Belief Limited by registrant***

10.16	Form of Note Transfer and Assumption Agreement***

10.17	Purchase and Sale Agreement between Green Stone Capital Partners Limited and Foothills Exploration Operating, Inc.***

10.18	Debenture - Berwin Trading Limited (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 11, 2017)

10.19	Debenture - Full Wealth Investment Hong Kong Limited (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 11, 2017)

10.20	Offer Letter between registrant and Christopher Jarvis (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 6, 2017)

10.21	Offer Letter between registrant and Kevin J. Sylla (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 6, 2017)

10.22	Bridge Note dated January 17, 2020

10.23	Deed of Novation and Assignment dated January 18, 2020

10.24	Pledge of Collateral for Novation and Assignment dated January 18, 2020

10.25	Amendment #1 to Senior Secured Convertible Promissory Note and Net Profits Interest Agreement dated March 4, 2019

21.1	Subsidiaries and indirect subsidiaries of Registrant****

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on June 10, 2016
***	Incorporated by reference to the registrant’s 8-K filed with the Securities and Exchange Commission on January 6, 2017
****	Incorporated by reference to the registrant’s 10-K filed with the Securities and Exchange Commission on April 14, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTHILLS EXPLORATION, INC.

February 28, 2020	By:	/s/ B. P. Allaire
	Name:	B. P. Allaire
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

